Form 10-Q
period 2025-03-31
Aardvark Therapeutics, Inc.
filed 2025-05-14
CIK 1774857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-42513

AARDVARK THERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	82-1606367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4370 La Jolla Village Drive, Suite 1050 San Diego, CA	92122
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 225-7696

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	AARD	The Nasdaq Stock Market LLC

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

The number of shares of Registrant’s common stock outstanding as of May 1, 2025 was 21,695,920.

Table of Contents

		Page
PART I	FINANCIAL INFORMATION	1
Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets as of March 31, 2025 (unaudited) and December 31, 2024	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2025 and 2024	2
	Unaudited Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2025 and 2024	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II	OTHER INFORMATION	27
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	85
Item 3.	Defaults Upon Senior Securities	85
Item 4.	Mine Safety Disclosures	85
Item 5.	Other Information	85
Item 6.	Exhibits	86
Signatures		87

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AARDVARK THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,504	$61,641
Short-term investments	124,756	12,022
Prepaid expenses and other current assets	3,294	474
Total current assets	154,554	74,137
Operating lease right-of-use asset	628	735
Other assets	1,843	2,635
Total assets	$157,025	$77,507
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,556	$2,298
Accrued liabilities	3,030	2,291
Operating lease liability, current portion	390	338
Total current liabilities	5,976	4,927
Operating lease liability, net of current portion	336	441
Other long-term liabilities	24	26
Total liabilities	6,336	5,394
Commitments and contingencies (Note 9)
Convertible preferred stock, $0.00001 par value; no shares and 96,941,453 shares authorized at March 31, 2025 and December 31, 2024, respectively; no shares and 96,941,453 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively; liquidation preference of $0 and $129,135 at March 31, 2025 and December 31, 2024, respectively	—	126,756
Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value; 10,000,000 and no shares authorized at March 31, 2025 and December 31, 2024, respectively; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value; 490,000,000 and 157,230,354 shares authorized at March 31, 2025 and December 31, 2024, respectively; 21,695,920 and 4,075,386 shares issued at March 31, 2025 and December 31, 2024, respectively; 21,688,172 and 4,066,969 shares outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	218,282	3,684
Accumulated other comprehensive income	44	—
Accumulated deficit	(67,637)	(58,327)
Total stockholders’ equity (deficit)	150,689	(54,643)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$157,025	$77,507

See accompanying notes to unaudited condensed consolidated financial statements.

AARDVARK THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$7,755	$1,207
General and administrative	2,715	861
Credit loss—related party accounts receivable	—	103
Total operating expenses	10,470	2,171
Loss from operations	(10,470)	(2,171)
Other income (expense), net:
Unrealized loss on short-term investments	(15)	(110)
Interest and dividend income	1,175	103
Total other income (expense), net	1,160	(7)
Net loss	$(9,310)	$(2,178)
Net loss per share of common stock, basic and diluted (Note 3)	$(0.71)	$(0.55)
Weighted-average shares used in net loss per share calculation (Note 3)	13,194,718	3,967,333

Comprehensive income (loss):
Net loss	$(9,310)	$(2,178)
Unrealized gain on short-term investments	44	—
Comprehensive loss	$(9,266)	$(2,178)

See accompanying notes to unaudited condensed consolidated financial statements.

AARDVARK THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Outstanding Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance, December 31, 2023	48,910,723	$43,904	3,966,376	$—	$2,937	$—	$(37,739)	$(34,802)
Vesting of restricted common stock	—	—	1,504	—	2	—	—	2
Stock-based compensation expense	—	—	—	—	67	—	—	67
Net loss	—	—	—	—	—	—	(2,178)	(2,178)
Balance, March 31, 2024	48,910,723	$43,904	3,967,880	$—	$3,006	$—	$(39,917)	$(36,911)

Balance, December 31, 2024	96,941,453	$126,756	4,066,969	$—	$3,684	—	$(58,327)	$(54,643)
Issuance of common stock in initial public offering, net of discounts and issuance costs of $10.4 million	—	—	6,120,661	—	87,495	—	—	87,495
Conversion of convertible preferred stock into common stock upon initial public offering	(96,941,453)	(126,756)	11,439,838	—	126,756	—	—	126,756
Exercise of common stock options	—	—	57,085	—	101	—	—	101
Vesting of restricted common stock	—	—	3,619	—	13	—	—	13
Stock-based compensation expense	—	—	—	—	233	—	—	233
Unrealized gain on short-term investments	—	—	—	—	—	44	—	44
Net loss	—	—	—	—	—	—	(9,310)	(9,310)
Balance, March 31, 2025	—	$—	21,688,172	$—	$218,282	$44	$(67,637)	$150,689

See accompanying notes to unaudited condensed consolidated financial statements.

AARDVARK THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(9,310)	$(2,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Credit loss—related party accounts receivables	—	103
Stock-based compensation expense	233	67
Non-cash lease expense	107	25
Unrealized loss on short-term investments	15	110
Amortization of discount on short-term investments	(81)	—
Depreciation expense	5	2
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,362)	(332)
Accounts payable	648	(445)
Accrued liabilities	1,410	485
Operating lease liability	(53)	(27)
Net cash used in operating activities	(11,388)	(2,190)
Investing activities:
Purchases of short-term investments	(124,651)	—
Maturities/sales of short-term investments	12,027	—
Purchases of property and equipment	—	(5)
Net cash used in investing activities	(112,624)	(5)
Financing activities:
Proceeds from sale and issuance of common stock in initial public offering, net of underwriting discounts	91,075	—
Financing costs paid in connection with initial public offering	(2,310)	—
Proceeds from exercises of common stock options	110	—
Net cash provided by financing activities	88,875	—
Net decrease in cash and cash equivalents	(35,137)	(2,195)
Cash and cash equivalents at beginning of year	61,641	9,735
Cash and cash equivalents at end of year	$26,504	$7,540
Supplemental schedule of non-cash financing activity:
Conversion of convertible preferred stock into common stock upon initial public offering	$126,756	$—

See accompanying notes to unaudited condensed consolidated financial statements.

AARDVARK THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Artisan Therapeutics, Inc., and have been prepared in conformity with U.S. generally accepted accounting principles. All intercompany accounts and transactions have been eliminated in consolidation.

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

Initial Public Offering

In February 2025, the Company completed its initial public offering ("IPO") with the sale of 6,120,661 shares of common stock at an initial public offering price of $16.00 per share, which included the partial exercise by the underwriters of their option to purchase 232,661 additional shares, which resulted in net proceeds to the Company of approximately $87.5 million, after deducting underwriting discounts and commissions of approximately $6.9 million and offering-related transaction costs of approximately $3.5 million.

In addition, in connection with the completion of the Company’s IPO on February 14, 2025, all outstanding shares of convertible preferred stock were converted into 11,439,838 shares of the Company’s common stock and the Company’s certificate of incorporation was amended and restated to authorize 490,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock.

Liquidity

As of March 31, 2025, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, discovering ARD-101, establishing and maintaining its intellectual property portfolio, conducting research, preclinical studies and clinical trials, manufacturing of ARD-101 and related raw materials, and providing general and administrative support for these operations. The Company does not have any products approved for sale and has not generated any revenue to date. In addition, the Company has a limited operating history, has incurred significant net losses and negative cash flows from operations since its inception and expects that its expenses and operating losses will increase substantially for the foreseeable future. As of March 31, 2025, the Company had an accumulated deficit of $67.6 million.

The Company believes its cash, cash equivalents and short-term investments of $151.3 million as of March 31, 2025 will be sufficient for the Company to continue as a going concern for at least one year following the date that the unaudited condensed consolidated financial statements are available to be issued.

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

Unaudited Condensed Consolidated Interim Financial Information

The unaudited condensed consolidated balance sheet as of March 31, 2025, the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, the unaudited condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2025 and 2024, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for the interim period presented. The financial data and the other financial information contained in these notes to the unaudited condensed consolidated financial statements related to the three months ended March 31, 2025 and 2024 are also unaudited. The consolidated results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period.

The unaudited condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 31, 2025.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the unaudited condensed consolidated financial statements and accompanying notes. Such estimates include the estimated incremental borrowing rate for the determination of the Company’s operating lease right-of-use assets, valuation of stock-based awards, fair value of common stock prior to the Company's IPO, and the accrual of research and development expenses. Management evaluates its estimates on an ongoing basis. Although estimates are based on the Company’s historical experience, knowledge of current events, and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

2.
Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash, with original maturities of three months or less when purchased, to be cash equivalents and are stated at cost, which approximates fair value. Cash equivalents is comprised of money market mutual funds and short-term debt obligations of the U.S. Treasury.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to significant concentration of credit risk consist of cash and cash equivalents and related party accounts and convertible promissory note receivable (Note 11). The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts, and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The Company invests its excess cash in short-term debt obligations of the U.S. Treasury in order to mitigate credit risk and maintain principal and maximize liquidity.

Short-Term Investments

Short-term investments consist of investments in corporate equity securities with readily determinable fair values and short-term debt obligations of the U.S. Treasury with original maturities in excess of three months. The investments in corporate equity securities with readily determinable fair values are reported at fair value with changes in fair value recorded in the unaudited condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2025 and 2024, unrealized losses of $15,000 and $0.1 million, respectively, were reported in other income (expense), net in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

The Company obtains pricing information from its investment manager and generally determines the fair value of debt securities using standard observable inputs, including reported trades, broker/dealer quotes, and bid and/or offers. The Company classifies its investment securities as available-for-sale, as the sale of such securities may be required prior to maturity. Management determines the appropriate classification of its investments in debt securities at the time of purchase. Investments with original maturities beyond three months at the date of purchase and which mature at, or less than 12 months from, the balance sheet date are classified as short-term investments. Investments with contractual maturities beyond one year are also classified as short-term due to the Company’s ability to liquidate the investment for use in operations within the next 12 months. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as accumulated other comprehensive income (loss) until realized. The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss and accrued interest receivable is included in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets.

At each balance sheet date, the Company reviews its available-for-sale debt securities that are in an unrealized loss position to determine whether the unrealized loss or any potential credit losses should be recognized in the unaudited condensed consolidated statements of operations. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through net income (loss). For available-for-sale securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in other income, net through an allowance account. There have been no impairment or credit losses recognized during any of the periods presented related to investments in the Company's available-for-sale debt securities.

Deferred Financing Costs

Financing costs, consisting of legal, professional, accounting, and other third-party fees that are directly associated with in-process equity financings are deferred until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ deficit as a reduction of proceeds generated as a result of the offering. In the event a financing is terminated, the deferred financing costs will be expensed as a charge to operating expenses in the unaudited condensed consolidated statements of operations and comprehensive loss. As of March 31, 2025 and December 31, 2024, capitalized deferred financing costs totaled zero and $2.3 million, respectively, and are included in other assets in the accompanying unaudited condensed consolidated balance sheets.

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of those instruments.

Convertible Preferred Stock

The Company’s convertible preferred stock has been classified as temporary equity in the accompanying unaudited condensed consolidated balance sheets in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities whose redemption is based upon certain change in control events outside of the Company’s control, including liquidation, sale or transfer of control of the Company. Costs incurred in connection with the issuance of convertible preferred stock are recorded as a reduction of gross proceeds from issuance. The Company does not accrete the carrying values of the convertible preferred stock to the redemption values since the occurrence of any of these events was not considered probable as of December 31, 2024. Immediately prior to the closing of the IPO in February 2025, the Company’s outstanding convertible preferred stock automatically converted into 11,439,838 shares of common stock. Following the closing of the IPO, no shares of convertible preferred stock were authorized or outstanding.

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses consist primarily of external and internal costs incurred in performing preclinical and clinical development activities. External costs include fees paid to contract research organizations and consultants in connection with product development activities, including regulatory activities, costs related to manufacturing materials for preclinical studies and clinical trials and license fees. Internal costs include personnel-related costs such as salaries and related expenses for employees involved in research and development efforts, facilities-related costs, depreciation, and other allocated expenses. Non refundable advance payments for goods and services for future research and development activities are deferred and included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheet and are expensed as the goods are delivered or the related services are performed.

The Company estimates its expenses resulting from its obligations under contracts with vendors, consultants, and contract research organizations in connection with the progress of research and development services performed. The financial terms of these contracts vary from contract to contract and may result in payment flows that do not match the periods over which the services are provided or goods delivered under such contracts. The Company reflects research and development expenses in its unaudited condensed consolidated financial statements by matching those expenses with the period in which services are provided. The Company accounts for these expenses according to the progress of the preclinical or clinical study as measured by the timing of various aspects of the study or the progress of related activities. During the course of a study, the Company reassess its estimate of performance prospectively based on actual results or any modification to the agreements. Historically, there have been no material differences between the Company’s estimates and the amounts actually incurred.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on certain investments. For the three months ended March 31, 2025, comprehensive loss includes unrealized gains on short-term investments. Net loss and comprehensive loss were the same for the three months ended March 31, 2024.

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

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued Accounting Standard Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires additional income tax disclosures in the rate reconciliation table for federal, state and foreign income taxes, in addition to more details about the reconciling items in some categories when items meet a certain quantitative threshold. ASU 2023-09 is effective for the Company in its annual reporting for fiscal year 2025 on a prospective basis. Early adoption and retrospective reporting are permitted. The adoption of this standard is not expected to have a material impact on the Company's unaudited condensed consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires new financial statement disclosures in tabular format, in the notes to the unaudited condensed consolidated financial statements, of specified information about certain costs and expenses. This update is effective for all entities beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. ASU 2024-03 can be applied prospectively or retrospectively and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its unaudited condensed consolidated financial statements and related disclosures.

3.
Net Loss Per Share

Basic net loss per share of common stock attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. The Company has excluded 8,618 and 670 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2025 and 2024, respectively.

Basic and diluted net loss attributable to common holders per share is presented in conformity with the two-class method required for participating securities as the convertible preferred stock are considered participating securities because they participate in dividends with the common stock. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of all series of convertible preferred stock and the holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods. Accordingly, for the three months ended March 31, 2025 and 2024, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.

The Company excluded the following potential shares of its common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	March 31,
	2025	2024
Conversion of outstanding convertible preferred stock	—	5,771,840
Options to purchase common stock	1,123,545	529,567
Common stock subject to repurchase rights	7,748	123
Total	1,131,293	6,301,530

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

As of March 31, 2025 and December 31, 2024, assets measured at fair value on a recurring basis were as follows (in thousands):

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents
Money market mutual funds	$21,033	$21,033	$—	$—
Total cash equivalents	$21,033	$21,033	$—	$—
Short-term investments
Scilex Holding Company common stock	$22	$22	$—	$—
Sorrento Therapeutics, Inc. common stock	—	—	—	—
U.S. Treasury obligations	124,734	—	124,734	—
Total short-term investments	$124,756	$22	$124,734	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents
Money market funds	$43,246	$43,246	$—	$—
Total cash equivalents	$43,246	$43,246	$—	$—
Short-term investments
Scilex Holding Company common stock	$37	$37	$—	$—
Sorrento Therapeutics, Inc. common stock	—	—	—	—
U.S. Treasury obligations	11,985	—	11,985	—
Total short-term investments	$12,022	$37	$11,985	$—

There were no transfers into or out of Level 3 during the three months ended March 31, 2025 and 2024.

The Company determines the fair value of its money market mutual funds and treasury bonds based upon quoted prices in active markets for identical and similar assets as applicable. At March 31, 2025 and December 31, 2024, the Company did not hold any investments, within cash equivalents, that were in a material unrealized gain or loss position.

5.
Short-Term Investments

The following table summarizes the available-for-sale investment debt securities held at March 31, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury obligations	$124,690	$45	$(1)	$124,734
Total	$124,690	$45	$(1)	$124,734

The following table summarizes the available-for-sale debt investment securities held at December 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury obligations	$11,985	$—	$—	$11,985
Total	$11,985	$—	$—	$11,985

As of March 31, 2025, the available-for-sale investment debt securities by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$96,272	$96,292
Due after one year	28,418	28,442
Total	$124,690	$124,734

At December 31, 2024, the contractual maturity of the available-for-sale investment debt securities ranged from to 94 days to 97 days.

6.
Balance Sheet Details

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Research and development costs	$1,897	$1,222
Compensation-related expenses	498	225
Deferred offering costs	—	671
Other	635	173
Total accrued liabilities	$3,030	$2,291

7.
Stockholders’ Equity (Deficit)

Initial Public Offering and Related Transactions

In February 2025, the Company completed its IPO with the sale of 6,120,661 shares of common stock at an initial public offering price of $16.00 per share, which included the partial exercise by the underwriters of their option to purchase 232,661 additional shares, which resulted in net proceeds to the Company of approximately $87.5 million, after deducting underwriting discounts and commissions of approximately $6.9 million and offering-related transaction costs of approximately $3.5 million.

In addition, in connection with the completion of the Company’s IPO on February 14, 2025, all outstanding shares of convertible preferred stock were converted into 11,439,838 shares of the Company’s common stock and the Company’s certificate of incorporation was amended and restated to authorize 490,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock.

Equity Incentive Plans

In December 2024, the Company’s board of directors adopted the 2025 Equity Incentive Plan (the “2025 Plan”), and the Company’s stockholders approved the 2025 Plan in February 2025. The 2025 Plan, pursuant to which 2,150,000 shares were initially reserved for issuance, became effective on February 11, 2025. Upon the effectiveness of the 2025 Plan, no further grants will be made under the 2017 Stock Plan (as amended, the “Plan”, and collectively with the 2025 Plan, as "the Plans").

The maximum term of the options granted under the Plans is no more than ten years. Grants generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service. The Plans allow for the early exercise of all stock options granted if authorized by the board of directors at the time of grant. Any shares of common stock issued from the early exercise of stock options are restricted and vest over time. The Company has the option to repurchase any unvested shares at the lower of the original issue price or current fair value upon any voluntary or involuntary termination of such optionee.

Stock-Based Compensation Expense

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development expense	$160	$32
General and administrative expense	73	35
Total stock-based compensation expense	$233	$67

As of March 31, 2025, the unrecognized compensation cost related to outstanding time-based options was $3.5 million and is expected to be recognized over a weighted-average period of 3.3 years.

Employee Stock Purchase Plan

In January 2025, the Company’s board of directors adopted the 2025 Employee Stock Purchase Plan (the "ESPP"), which became effective on February 11, 2025. The ESPP permits participants to purchase common stock through payroll deductions of up to

100% of their eligible compensation. Initially, a total of 215,000 shares of common stock was reserved for issuance under the ESPP. The first offering period under the ESPP commenced in April 2025.

Early Exercise Liability

The right to repurchase shares that were exercised prior to the time the options have vested generally lapses over the four-year vesting period. As of March 31, 2025 and December 31, 2024, the early exercise liability was approximately $24,000 and $26,000, respectively, and is included in other long-term liabilities. For accounting purposes, the early exercise of options is not considered to be a substantive exercise until the underlying awards vest and are not considered to be outstanding until those shares vest.

A summary of the unvested common stock issued pursuant to an early exercise of stock option awards is as follows:

Number of Unvested Shares
Balance at January 1, 2025	8,417
Early-exercised stock options	2,950
Vested shares	(3,619)
Balance at March 31, 2025	7,748

8.
Sale of Intellectual Property

In April 2021, the Company sold to Sorrento Therapeutics, Inc. (“Sorrento”) the patent rights to certain assets in exchange for 616,655 shares of Sorrento’s publicly traded common stock with a total fair value of approximately $4.7 million on the date of the agreement. In addition, the Company is eligible to receive future development and commercial milestone payments of up to $23.0 million, as well as future royalties on net sales in the low single digit percentages. In May 2022, Sorrento assigned the above-mentioned patent rights and agreement to its subsidiary, Scilex Holding Company (“Scilex”), which became a publicly traded company in November 2022. Due to the high degree of uncertainty, outside of the Company’s control, related to these milestones and future royalty payments, they are considered fully constrained as of March 31, 2025.

In January 2023, the Company received 86,956 shares of common stock of Scilex, with a fair value of approximately $0.9 million, resulting from the board of directors of Sorrento declaring a stock dividend of common stock of Scilex to record holders of Sorrento’s common stock as of the close of business on January 9, 2023. These shares of common stock were subject to certain transfer restrictions through April 14, 2025 as ordered in connection with Sorrento’s voluntary proceedings under Chapter 11 of the U. S. Bankruptcy Code, which commenced in February 2023.

9.
Commitments and Contingencies

Acquisition-Related Liabilities

In 2023 and 2024, the Company acquired the rights to certain intellectual property in exchange for an upfront cash payment of $0.3 million and $0.6 million, respectively, (included in research and development expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss), and the sellers’ right to receive additional consideration upon the achievement of specified regulatory and commercial milestones associated with products developed by the Company utilizing the acquired in-process research and development. At March 31, 2025, potential future regulatory and commercial milestone payments under these agreements totaled an aggregate of approximately $180.5 million.

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2025, the Company’s management is not aware of any legal proceedings or matters that could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breech of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. At March 31, 2025, no claims exist under indemnification arrangements and accordingly, no amounts have been accrued in its unaudited condensed consolidated financial statements as of March 31, 2025.

10.
Related Party Transactions

Equity Holders

As of March 31, 2025, family members of the Company’s Chief Executive Officer are investors in the Company and owned an aggregate of 1,975,323 shares of common stock. As of December 31, 2024, these family members owned 1,828,052 shares of the Company’s common stock, 437,503 shares of the Company’s Series A convertible preferred stock, 782,228 shares of the Company’s Series B convertible preferred stock and 28,253 shares of the Company’s Series C convertible preferred stock.

Other

The Company’s Chief Executive Officer is a member of the board of directors of Aardwolf Therapeutics, Inc. (Note 11) and through August 27, 2023, was also a member of the board of directors of Scilex (Note 8).

11.
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

In conjunction with the Spinoff, the Company entered into a Transition Services Agreement with Aardwolf, which expired in May 2024, pursuant to which the Company has a right to reimbursement for certain administrative and personnel costs incurred and paid by the Company on behalf of Aardwolf. As of each of March 31, 2025 and December 31, 2024, unreimbursed costs incurred on behalf of Aardwolf totaled $1.4 million. The Company determined that the current operations of Aardwolf do not support its ability to repay this related party receivable and as a result, these unreimbursed costs are deemed uncollectible and have been fully written off and are carried as zero in the accompanying unaudited condensed consolidated balance sheets. Of the total unreimbursed expenses incurred, zero and $0.1 million was written-off as uncollectible in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, respectively. The Company will reassess estimated recoveries on previously written off balances each reporting period.

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

Credit loss activity for the periods presented for the related accounts receivable and convertible promissory note, which are carried at zero in the accompanying unaudited condensed consolidated balance sheets, was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance as of the beginning of the year	$2,368	$1,489
Credit losses recognized on accounts receivable	—	103
Balance as of the end of the year	$2,368	$1,592

In accordance with authoritative guidance, the Company has determined that it holds a variable interest in Aardwolf and Aardwolf meets the definition of a variable interest entity (“VIE”) as Aardwolf does not have the ability to finance its activities without additional subordinated financial support and its equity investors will not absorb their proportionate share of expected losses. However, as the Company does not have both (i) the power to direct the economically significant activities of Aardwolf and (ii) the obligation to absorb losses of, or the right to receive benefits from, Aardwolf, the Company is not considered the primary beneficiary of Aardwolf and has not consolidated the financial position or results of operations of Aardwolf in the accompanying unaudited condensed consolidated financial statements, although Aardwolf is considered a related party of the Company. The Company will continuously perform this assessment, as changes to existing relationships or future transactions may result in the consolidation or deconsolidation of a VIE.

12.
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

The Company views its operations and manages its business as one operating segment, focused on the discovery and development of novel therapies for the treatment of metabolic diseases. Segment profit or loss is measured as the Company’s net loss as reported on the Company’s unaudited condensed consolidated statement of operations and comprehensive loss. The Company monitors its cash and cash equivalents and short-term investments as reported on the Company’s unaudited condensed consolidated balance sheet to determine funding for its research and development. The measure of segment assets is reported on the condensed consolidated balance sheet as total assets.

As the Company does not currently generate revenue, the CODM assesses Company performance through the achievement of pre-clinical and clinical research goals. In addition to the Company’s unaudited condensed consolidated statement of operations and comprehensive loss, the CODM is regularly provided with budgeted and forecasted expense information which is used to determine the Company’s liquidity needs and cash allocation.

Segment net loss, including significant segment expenses regularly provided to the CODM, are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development expenses:
Research expenses	$5,496	$717
Personnel-related (including stock-based compensation expense)	2,057	449
Facilities-related and other allocated costs	202	41
Total Research and development expenses	7,755	1,207
General and administrative expenses	2,715	861
Credit loss – related party accounts receivable	—	103
Interest and dividend income	(1,175)	(103)
Unrealized losses on short-term investments	15	110
Net loss	$9,310	$2,178

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report"). This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions, forecasts and projections. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under Part II, Item 1A, “Risk Factors”, of this Quarterly Report and elsewhere in this Quarterly Report. You should carefully read Part II, Item 1A, “Risk Factors”, of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements” below.

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements about us and our industry within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned preclinical studies and clinical trials, results of preclinical studies and clinical trials, research and development plans and costs, plans for manufacturing, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “might,” “should,” “would,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “outlook,” “projects,” “forecast,” “contemplates,” “believes,” “estimates," “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

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

We caution you that the forward-looking statements highlighted above do not encompass all of the forward-looking statements made in this Quarterly Report.

We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations or growth prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Part II, Item 1A,“Risk Factors”, of this Quarterly Report and this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this Quarterly Report and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission (SEC) after the date of this Quarterly Report.

In addition, statements that “we believe” and similarly qualified statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to rely unduly upon them.

The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, other strategic transactions or investments we may make or enter into.

Throughout this Quarterly Report, unless the context otherwise requires, the terms “Aardvark,” “we,” “us” and “our” in this Quarterly Report refer to Aardvark Therapeutics, Inc. and its subsidiary.

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel, small-molecule therapeutics to activate innate homeostatic pathways for the treatment of metabolic diseases. We target biological pathways associated with alleviating hunger that we believe have the potential to deliver transformative outcomes for patients. We have focused our efforts on developing selective compounds, targeting Bitter Taste Receptors (TAS2Rs) for hunger-associated conditions. Our initial compounds target TAS2Rs expressed in the gut lumen, which normally respond to the nutrients in food and participate in the gut-brain axis. Our research has shown that activating these receptors can induce secretion of endogenous signaling molecules, including cholecystokinin (CCK) and glucagon-like peptide-1 (GLP-1). Our wholly-owned lead product candidate, ARD-101, is an oral gut-restricted small-molecule agonist of certain TAS2Rs expressed in the gut lumen for which we have initiated a Phase 3 clinical trial for hyperphagia associated with Prader-Willi Syndrome (PWS). We also intend to evaluate ARD-101 in a Phase 2 clinical trial for hyperphagia associated with hypothalamic obesity (HO). In our completed Phase 2 clinical trial in subjects with hyperphagia associated with PWS, ARD-101 was shown to be well-tolerated and demonstrated clinical activity through a reduction in Hyperphagia Questionnaire for Clinical Trials (HQ-CT) score. We have aligned with the FDA on a protocol for a potentially pivotal Phase 3 clinical trial, which we initiated in December 2024, and we anticipate topline data will be available in early 2026. In furtherance of preparing for this potentially pivotal Phase 3 clinical trial, we have expanded our clinical management and regulatory capabilities, including hiring clinical, regulatory and quality personnel, and we expect to continue to need to expand our clinical management and regulatory capabilities and to rely on third parties to conduct our pivotal clinical trials.

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

We have incurred significant net losses and negative cash flows from operations since our inception and, as of March 31, 2025, we had an accumulated deficit of $67.6 million. Our net losses for the three months ended March 31, 2025 and 2024 were $9.3 million and $2.2 million, respectively. We expect our expenses and operating losses will increase substantially for the foreseeable future as we:

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

From inception and up to the date of our IPO in February 2025, we had raised a total of $129.1 million in gross proceeds to fund our operations from the sale and issuance of shares of our convertible preferred stock. In February 2025, we completed our IPO with the sale of 6,120,661 shares of common stock, which included the partial exercise by the underwriters of their option to purchase 232,661 additional shares, at an IPO price of $16.00 per share and received net proceeds of approximately $87.5 million. As of March 31, 2025, we had cash, cash equivalents and short-term investments of $151.3 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations into 2027. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Macroeconomic Trends

We may be affected by unfavorable economic conditions and challenges in the United States and abroad, such as the effects of the ongoing geopolitical conflicts in Ukraine, the Israel-Hamas war, tensions in U.S.-China relations, changes in tariff rates and the implementation of any trade barriers, disruptions in the banking industry and inflationary trends. The fiscal years 2024 and 2023 were marked by significant market uncertainty and increasing inflationary pressures. These market dynamics are expected to continue into 2025, and these and similar adverse market conditions may negatively impact our business, financial position, results of operations and growth prospects. For further discussion of the potential impacts of macroeconomic events on us, refer to Part II, Item 1A, “Risk Factors”, of this Quarterly Report.

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

We do not track our research and development expenses on a program-specific basis or allocate our internal costs associated with our discovery and development efforts because these costs are deployed across multiple programs and, as such, are not separately classified. Since our inception and through March 31, 2025, substantially all of our external costs have been related to the research and development of ARD-101.

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

Results of Operations

Comparison of the Three Months ended March 31, 2025 and 2024

The following table summarizes our results of operations for each of the periods indicated:

	Three Months Ended March 31,
	2025	2024	Change
(in thousands)
Operating expenses:
Research and development	$7,755	$1,207	$6,548
General and administrative	2,715	861	1,854
Credit loss – related party accounts receivable	—	103	(103)
Total operating expenses	10,470	2,171	8,299
Loss from operations	(10,470)	(2,171)	(8,299)
Other income (expense), net	1,160	(7)	1,167
Net loss	$(9,310)	$(2,178)	$(7,132)

Research and Development Expenses

The following table summarizes our R&D expenses for each of the periods indicated:

	Three Months Ended March 31,
	2025	2024	Change
(in thousands)
External costs	$5,496	$717	$4,779
Internal costs:
Personnel-related (including stock-based compensation expense)	2,057	449	1,608
Facilities-related (including depreciation) and other allocated costs	202	41	161
Total internal costs	2,259	490	1,769
Total R&D expenses	$7,755	$1,207	$6,548

R&D expenses were $7.8 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively. The $6.5 million increase for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 resulted primarily from an increase of $4.8 million for external expenses incurred for chemistry, manufacturing and controls (CMC), clinical and toxicology studies primarily related to the development of ARD-101 and a $1.6 million increase in personnel-related costs due to increased headcount and bonuses.

General and Administrative (G&A) Expenses

G&A expenses were $2.7 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively. The $1.9 million increase for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily resulted from a $0.9 million increase in legal and other professional costs, a $0.6 million increase in facilities and other costs and a $0.3 million increase in personnel-related costs. The increase in non-facilities costs were partially related to commencing operations as a public company in February 2025.

Credit Loss – Related Party Accounts Receivable

Amounts written off as uncollectible related to the Transition Services Agreement with Aardwolf were zero and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. The $0.1 million decrease for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was due to the expiration of the Transition Services Agreement in May 2024.

Other Income, Net

Other income, net was $1.2 million and expense of $7,000 for the three months ended March 31, 2025 and 2024, respectively. The $1.2 million increase for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 resulted from higher interest income generated by our higher invested cash balances and lower unrealized losses recorded on the change in the fair value of our short-term investments.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any revenue from product sales and have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. From inception and up to the date of our IPO in February 2025, we had raised a total of $129.1 million in gross proceeds to fund our operations from the sale and issuance of shares of our convertible preferred stock. In February 2025, we completed our IPO with the sale of 6,120,661 shares of common stock, which included the partial exercise by the underwriters of their option to purchase 232,661 additional shares, at an IPO price of $16.00 per share and received net proceeds of $87.5 million.

Future Funding Requirements

As of March 31, 2025, we had cash, cash equivalents and short-term investments of $151.3 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations into 2027. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies, manufacturing and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

We have incurred significant operating losses since our inception and, as of March 31, 2025, we had an accumulated deficit of $67.6 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially for the reasons described above.

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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Three Months Ended March 31,
	2025	2024
(in thousands)
Net cash used in operating activities	$(11,388)	$(2,190)
Net cash used in investing activities	(112,624)	(5)
Net cash provided by financing activities	88,875	—
Increase (decrease) in cash and cash equivalents	$(35,137)	$(2,195)

Operating Activities

Net cash used in operating activities was $11.4 million and $2.2 million for the three months ended March 31, 2025 and 2024, respectively. The net cash used in operating activities during the three months ended March 31, 2025 was primarily due to our reported net loss of $9.3 million, net of non-cash items (including unrealized losses on short-term investments, credit losses, stock-based compensation expense and right-of-use asset amortization) totaling $0.3 million and a $2.4 million net increase of our net operating assets. The net cash used in operating activities during the three months ended March 31, 2024 was primarily due to our reported net loss of $2.2 million, net of non-cash charges (including non-cash dividend income, unrealized losses on short-term investments, credit losses, stock-based compensation expense, and right-of-use asset amortization) totaling $0.3 million and a $0.3 million net increase of our net operating assets. The increase in cash used in operations during the three months ended March 31, 2025 in comparison to the three months ended March 31 2024 was primarily attributable to increased research and development activities.

Investing Activities

Net cash used in investing activities was $112.6 million during the three months ended March 31, 2025 primarily as a result of the purchase of short-term investments during the period, offset by maturities of short-term investments during the period.

Financing Activities

Net cash provided by financing activities was $88.9 million during the three months ended March 31, 2025 primarily as a result of proceeds from the sale and issuance of shares of our common stock in our IPO in February 2025 for proceeds of $91.1 million, offset by payments for IPO costs of $2.3 million.

Contractual Obligations and Other Commitments

There have been no material changes to our contractual obligations and other commitments from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Other Commitments” included in our Annual Report on Form 10-K filed with the SEC on March 31, 2025.

During the normal course of our business, we enter into contracts for research and professional services, and for the purchase of lab supplies used in our research activities. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not separately presented.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation expense. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our Annual Report on Form 10-K filed with the SEC on March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents consist of cash held in readily available checking and money market accounts, as well as short-term debt securities. We are exposed to market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, we do not believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would have had a material impact on our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Foreign Currency

Net realized and unrealized gains and losses from foreign currency transactions are reported in other income (expense), net, in the unaudited condensed consolidated statements of operations and comprehensive loss. All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have contracted with and may continue to contract with non-U.S. vendors who we may pay in local currency. To date, the impact of foreign currency costs on our operations have been negligible for all periods presented and we have not had a formal hedging program with respect to foreign currency. Therefore, we do not believe a hypothetical 100 basis point increase or decrease in exchange rates during any of the periods presented would have had a material impact on our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Item 4. Controls and Procedures.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act and the material weakness previously identified and further discussed below, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable level of assurance as of March 31, 2025, the end of the period covered by this Quarterly Report.

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

Changes in Internal Control over Financial Reporting

There were no other changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. In deciding whether to invest, you should carefully consider and read the following risk factors, as well as the financial and other information contained in this Quarterly Report, including in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this Quarterly Report and in our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. Any of the following risks could have a material adverse effect on our business, financial condition, results of operations or prospects and cause the value of our common stock to decline, which could cause you to lose all or part of your investment. The risks described below are not the only ones facing us. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial also may become important factors that affect us.

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

*We have incurred significant losses since our inception and expect to incur losses over the next several years and may never achieve or maintain profitability.

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception and expect to continue to incur significant and increasing operating losses for at least the next several years. For the three months ended March 31, 2025 and 2024, we reported a net loss of $9.3 million and $2.2 million, respectively. As of March 31, 2025, we had an accumulated deficit of $67.6 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. ARD-101 and ARD-201 will require substantial additional development time and resources before we would be able to apply for or receive marketing approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate that our expenses will increase substantially as we:

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

*We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

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

As of March 31, 2025, we had cash, cash equivalents and short-term investments of approximately $151.3 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations into 2027. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity offerings, debt financings or other capital sources, including potential grants, collaborations, licenses and other similar arrangements. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Such financing may result in dilution to our stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business.

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

Risks Related to the Research, Development and Approval of Our Product Candidates

*Our business is heavily dependent on the successful development, regulatory approval and commercialization of our lead product candidate, ARD-101.

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
•
unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements, which may negatively impact the supply chain or cause other disruptions;
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

*Certain disorders we seek to treat, such as PWS, have low prevalence and it may be difficult to identify and enroll patients with these disorders. If we encounter difficulties or delays enrolling subjects in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

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
•
other factors outside of our control, such as the effects of global economic conditions and volatility in the credit and financial markets, tariffs imposed by the U.S. and other countries, inflationary pressures, the Russian invasion of Ukraine, the Israel-Hamas war, the conflict between Israel and Iran and other geopolitical conditions;
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

*Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products, to provide feedback on clinical trials and development programs, to meet with sponsors and to otherwise review regulatory submissions can be affected by a variety of factors, including government budget and funding levels, reductions in workforce, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result and may continue in the future. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, the new administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. Additionally, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop certain critical activities. The new administration also recently announced plans to reduce the number of federal employees by establishing voluntary termination programs, by position eliminations or by involuntary terminations. If funding for the FDA is reduced, if the FDA workforce is reduced, or if a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations.

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

*The operations of our suppliers, some of which may source raw materials and other supplies outside of the United States, are subject to additional risks that are beyond our control and that could adversely affect our business, financial condition, results of operations and prospects.

Currently, some of our suppliers may source raw materials and other supplies outside of the United States. As a result, we may be subject to risks associated with doing business abroad, including:

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
•
unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements, which may negatively impact the supply chain or cause other disruptions;
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

Our patents or pending patent applications may be challenged in the courts or patent offices in the United States and other foreign jurisdictions. For example, we may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in PGR procedures, derivations, reexaminations, or inter parties review proceedings, in the United States or oppositions or similar proceedings in foreign jurisdictions, challenging our patent rights. The legal threshold for initiating such proceedings may be low, so that even proceedings with a low probability of success might be initiated. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.

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

Depending upon the timing, duration and conditions of any FDA marketing approval of our product candidates, one or more of our owned or licensed U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act) and similar legislation in the EU and certain other jurisdictions. The Hatch-Waxman Act permits, in certain cases, a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. Only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval and the amount of available extension to any extension-eligible patent which claims a product, a method of using a product or a method of manufacturing a product, depends on a variety of factors, including the date on which the patent issues and certain dates related to the regulatory review period. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for the applicable product candidate will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and non-clinical data and launch their product earlier than might otherwise be the case, and our competitive position, business, financial condition, results of operations and prospects could be materially harmed.

We expect to receive five years of new chemical entity exclusivity under the Hatch-Waxman Act; however, because the denatonium active moiety is off-patent, a third party could obtain NDA approval for a denatonium drug prior to our NDA approval. In this case, we would not receive five years of exclusivity.

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

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Presidential executive orders, congressional inquiries, and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. The IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations. The prices of these ten drugs are scheduled to become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations by February 1, 2025. While there had been some questions about the Trump Administration’s position on this program, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027. Several pharmaceutical companies, as well as the U.S. Chamber of Commerce, and the Pharmaceutical Research and Manufacturers of America have filed lawsuits against HHS and CMS asserting that, among other things, the IRA’s drug price negotiation program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution and is otherwise unlawful. HHS has generally won the substantive disputes in these cases. Certain of these cases are now on appeal. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise

of march-in eights, which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. It is unclear whether or how such rights may be exercised.

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

*Our ability to effectively monitor and respond to the rapid and evolving developments and expectations relating to sustainability, including environmental, social and corporate governance matters, may impose unexpected costs or results in reputational or other harm that could have a material adverse effect on our business.

Over the past few years, there has been some increased focus from certain investors, employees, regulators, listing exchanges and other stakeholders concerning environmental, social and governance matters. Some investors and investor groups may use these factors—either positively or negatively—to guide their investment strategies and, in some cases, investors may choose not to invest in our company if they believe our policies or practices relating to corporate responsibility and sustainability do not align with their expectations.

In addition, there are rapidly evolving developments and changing expectations relating to sustainability matters. As a result, the criteria by which our corporate responsibility and sustainability practices are assessed may change, which could cause us to undertake costly initiatives or actions to satisfy new demands. If we elect not to or are unable to adequately recognize and respond to such developments and changing governmental, societal, investor and/or consumer expectations relating to sustainability matters, we may miss corporate opportunities, become subject to additional scrutiny or incur unexpected costs. We may face risk of litigation or reputational damage in the event that our sustainability policies or practices do not meet the standards set by various constituencies.

Further, any emphasis we may place on sustainability issues may not maximize short-term financial results and may yield financial results that conflict with the market’s expectations. We may in the future make business decisions consistent with our sustainability goals that we believe, based on considered analysis, will create value and improve our financial performance over the long-term. These decisions, however, may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our business, financial condition and results of operations could be harmed.

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

Prior to the completion of our IPO, we were a private company with limited accounting personnel to adequately execute our accounting processes and limited supervisory resources with which to address our internal control over financial reporting. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2024, a material weakness was identified in the design and operating effectiveness of our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

As of April 30, 2025, we had 26 employees and 28 full-time or part-time consultants. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, product development and manufacturing, regulatory affairs, quality assurance and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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
•
general economic, political and market conditions and other factors; and
•
the occurrence of any of the risks described in this Part II, Item 1A, “Risk Factors”, of this Quarterly Report.

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

As of May 1, 2025, our executive officers, directors and holders of 5% or more of our capital stock beneficially owned approximately 52.6% of the outstanding shares of our common stock. As a result, such stockholders, acting together, have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, amendments of our organizational documents, the election and removal of directors and approval of any major corporate transactions, as well as our management and business affairs. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay, defer or prevent a change of control of our company, impede a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempt to obtain control of our business, even if such a transaction would benefit our other stockholders. This could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

*Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

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

In addition, the 927,582 shares of our common stock that are subject to outstanding options under the 2017 Equity Incentive Plan as of March 31, 2025 became eligible for sale in the public market after our IPO, to the extent permitted by the provisions of various vesting schedules, the lock-up agreements (and the exceptions thereto) and Rule 144 and Rule 701 under the Securities Act. If these additional shares of our common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of 11,439,838 shares of our outstanding common stock, or approximately 52.7% of our total outstanding common stock as of April 15, 2025, will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could adversely affect the trading price of our common stock.

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

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements. We have taken advantage of these reduced reporting burdens in our periodic reports. We could be an emerging growth company for up to five years following the completion of our IPO, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we could still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

Furthermore, the new U.S. administration has substantially departed from prior U.S. government international trade policy and has commenced activities to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the new U.S. administration has initiated or is considering imposing tariffs on certain foreign goods. Related to this action, certain foreign governments, including China, have instituted or are considering imposing reciprocal tariffs on certain U.S. goods. It remains unclear what the new U.S. administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers, increase the cost of materials purchased to manufacture our product candidates and negatively impact the United States or global economy or certain sectors thereof and, thus, could adversely impact our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

On February 12, 2025, our registration statement on Form S-1 (File No. 333-284440) for our IPO was declared effective by the SEC. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on February 13, 2025.

(c) Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the quarter ended March 31, 2025, none of our officers or directors adopted or terminated any such trading arrangements.

Item 6. Exhibits

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

10.5+	2025 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-8 (File No. 333-284915), filed on February 13, 2025).

10.6+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.12 of our Registration Statement on Form S-1 (File No. 333-284440), filed on January 23, 2025).

10.7+	Aardvark Therapeutics, Inc. Severance Plan (incorporated by reference to Exhibit 10.13 of our Registration Statement on Form S-1 (File No. 333-284440), filed on January 23, 2025).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1†	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AARDVARK THERAPEUTICS, INC.

Date: May 14, 2025	By:	/s/ Tien-Li Lee, M.D.
Tien-Li Lee, M.D.
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Nelson Sun
Nelson Sun
Chief Financial Officer
(Principal Financial and Accounting Officer)