Form 10-Q
period 2025-06-30
Aardvark Therapeutics, Inc.
filed 2025-08-13
CIK 1774857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Registrant’s common stock outstanding as of August 1, 2025 was 21,696,893.

Table of Contents

		Page
PART I	FINANCIAL INFORMATION	1
Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets as of June 30, 2025 (unaudited) and December 31, 2024	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2025 and 2024	2
	Unaudited Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2025 and 2024	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29
PART II	OTHER INFORMATION	31
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	89
Item 3.	Defaults Upon Senior Securities	89
Item 4.	Mine Safety Disclosures	90
Item 5.	Other Information	90
Item 6.	Exhibits	91
Signatures		92

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AARDVARK THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$25,998	$61,641
Short-term investments	115,822	12,022
Prepaid expenses and other current assets	2,948	474
Total current assets	144,768	74,137
Operating lease right-of-use asset	522	735
Other assets	2,185	2,635
Total assets	$147,475	$77,507
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$5,056	$2,298
Accrued liabilities	4,837	2,291
Operating lease liability, current portion	417	338
Total current liabilities	10,310	4,927
Operating lease liability, net of current portion	228	441
Other long-term liabilities	12	26
Total liabilities	10,550	5,394
Commitments and contingencies (Note 9)
Convertible preferred stock, $0.00001 par value; no shares and 96,941,453 shares authorized at June 30, 2025 and December 31, 2024, respectively; no shares and 96,941,453 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively; liquidation preference of $0 and $129,135 at June 30, 2025 and December 31, 2024, respectively	—	126,756
Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value; 10,000,000 and no shares authorized at June 30, 2025 and December 31, 2024, respectively; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value; 490,000,000 and 157,230,354 shares authorized at June 30, 2025 and December 31, 2024, respectively; 21,696,893 and 4,075,386 shares issued at June 30, 2025 and December 31, 2024, respectively; 21,693,016 and 4,066,969 shares outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	218,932	3,684
Accumulated other comprehensive loss	(3)	—
Accumulated deficit	(82,004)	(58,327)
Total stockholders’ equity (deficit)	136,925	(54,643)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$147,475	$77,507

See accompanying notes to unaudited condensed consolidated financial statements.

AARDVARK THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$13,145	$4,029	$20,900	$5,236
General and administrative	2,703	2,030	5,418	2,891
Credit loss—related party accounts receivable	—	14	—	117
Total operating expenses	15,848	6,073	26,318	8,244
Loss from operations	(15,848)	(6,073)	(26,318)	(8,244)
Other income (expense), net:
Unrealized (loss) gain on short-term investments	(7)	30	(22)	(80)
Interest and dividend income	1,488	594	2,663	697
Total other income, net	1,481	624	2,641	617
Net loss	$(14,367)	$(5,449)	$(23,677)	$(7,627)
Net loss per share of common stock, basic and diluted (Note 3)	$(0.66)	$(1.37)	$(1.36)	$(1.92)
Weighted-average shares used in net loss per share calculation (Note 3)	21,690,275	3,967,984	17,465,965	3,967,658

Comprehensive loss:
Net loss	$(14,367)	$(5,449)	$(23,677)	$(7,627)
Unrealized loss on short-term investments	(47)	—	(3)	—
Comprehensive loss	$(14,414)	$(5,449)	$(23,680)	$(7,627)

See accompanying notes to unaudited condensed consolidated financial statements.

AARDVARK THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Outstanding Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, March 31, 2025	—	$—	21,688,172	$—	$218,282	$44	$(67,637)	$150,689
Exercise of common stock options	—	—	973	—	4	—	—	4
Vesting of restricted common stock	—	—	3,871	—	12	—	—	12
Stock-based compensation expense	—	—	—	—	634	—	—	634
Unrealized loss short-term investments	—	—	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	—	—	(14,367)	(14,367)
Balance, June 30, 2025	—	$—	21,693,016	$—	$218,932	$(3)	$(82,004)	$136,925

Balance, December 31, 2024	96,941,453	$126,756	4,066,969	$—	$3,684	$—	$(58,327)	$(54,643)
Issuance of common stock in initial public offering, net of discounts and issuance costs of $10.4 million	—	—	6,120,661	—	87,495	—	—	87,495
Conversion of convertible preferred stock into common stock upon initial public offering	(96,941,453)	(126,756)	11,439,838	—	126,756	—	—	126,756
Exercise of common stock options	—	—	58,058	—	105	—	—	105
Vesting of restricted common stock	—	—	7,490	—	25	—	—	25
Stock-based compensation expense	—	—	—	—	867	—	—	867
Unrealized loss on short-term investments	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(23,677)	(23,677)
Balance, June 30, 2025	—	$—	21,693,016	$—	$218,932	$(3)	$(82,004)	$136,925

See accompanying notes to unaudited condensed consolidated financial statements.

AARDVARK THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Outstanding Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, March 31, 2024	48,910,723	$43,904	3,967,880	$—	$3,006	$(39,917)	$(36,911)
Issuance of Series C convertible preferred stock, net of issuance costs of $2,059	48,030,730	82,941	—	—	—	—	—
Vesting of restricted common stock	—	—	123	—	1	—	1
Stock-based compensation expense	—	—	—	—	53	—	53
Net loss	—	—	—	—	—	(5,449)	(5,449)
Balance, June 30, 2024	96,941,453	$126,845	3,968,003	$—	$3,060	$(45,366)	$(42,306)

Balance, December 31, 2023	48,910,723	$43,904	3,966,376	$—	$2,937	$(37,739)	$(34,802)
Issuance of Series C convertible preferred stock, net of issuance costs of $2,059	48,030,730	82,941	—	—	—	—	—
Vesting of restricted common stock	—	—	1,627	—	2	—	2
Stock-based compensation expense	—	—	—	—	121	—	121
Net loss	—	—	—	—	—	(7,627)	(7,627)
Balance, June 30, 2024	96,941,453	$126,845	3,968,003	$—	$3,060	$(45,366)	$(42,306)

See accompanying notes to unaudited condensed consolidated financial statements.

AARDVARK THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(23,677)	$(7,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Credit loss—related party accounts receivables	—	117
Stock-based compensation expense	867	121
Non-cash lease expense	213	50
Unrealized loss on short-term investments	22	80
Amortization of discount on short-term investments	(701)	—
Depreciation expense	16	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,278)	(380)
Accounts payable	3,223	189
Accrued liabilities	3,217	1,099
Operating lease liability	(134)	(54)
Net cash used in operating activities	(21,232)	(6,405)
Investing activities:
Purchases of short-term investments	(124,651)	—
Maturities/sales of short-term investments	21,527	—
Purchases of property and equipment	(91)	(98)
Net cash used in investing activities	(103,215)	(98)
Financing activities:
Proceeds from sale and issuance of common stock in initial public offering, net of underwriting discounts	91,075	—
Financing costs paid in connection with initial public offering	(2,387)	—
Proceeds from sale and issuance of Series C convertible preferred stock	—	85,000
Financing costs paid in connection with issuance of Series C convertible preferred stock	—	(2,059)
Proceeds from exercises of common stock options	116	—
Net cash provided by financing activities	88,804	82,941
Net (decrease) increase in cash and cash equivalents	(35,643)	76,438
Cash and cash equivalents at beginning of year	61,641	9,735
Cash and cash equivalents at end of year	$25,998	$86,173
Supplemental schedule of non-cash financing activity:
Conversion of convertible preferred stock into common stock upon initial public offering	$126,756	$—

See accompanying notes to unaudited condensed consolidated financial statements.

AARDVARK THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
Organization and Basis of Presentation

Description of Business

Aardvark Therapeutics, Inc. (“Aardvark” or the “Company”) was incorporated in the State of Delaware on May 17, 2017 and its principal offices are located in San Diego, California. The Company is a clinical-stage biopharmaceutical company focused on developing novel, small-molecule therapeutics to activate innate homeostatic pathways for the treatment of metabolic diseases. The Company targets biological pathways associated with alleviating hunger.

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

Liquidity

As of June 30, 2025, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, discovering ARD-101, establishing and maintaining its intellectual property portfolio, conducting research, preclinical studies and clinical trials, manufacturing of ARD-101 and related raw materials, and providing general and administrative support for these operations. The Company does not have any products approved for sale and has not generated any revenue to date. In addition, the Company has a limited operating history, has incurred significant net losses and negative cash flows from operations since its inception and expects that its expenses and operating losses will increase substantially for the foreseeable future. As of June 30, 2025, the Company had an accumulated deficit of $82.0 million.

The Company believes its cash, cash equivalents and short-term investments of $141.8 million as of June 30, 2025 will be sufficient for the Company to continue as a going concern for at least one year following the date that the unaudited condensed consolidated financial statements are available to be issued.

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

Unaudited Condensed Consolidated Interim Financial Information

The unaudited condensed consolidated balance sheet as of June 30, 2025, the unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024, the unaudited condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2025 and 2024, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for the interim period presented. The financial data and the other financial information contained in these notes to the unaudited condensed consolidated financial statements related to the three and six months ended June 30, 2025 and 2024 are also unaudited. The consolidated results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period.

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

2.
Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash, with original maturities of three months or less when purchased, to be cash equivalents and are stated at cost, which approximates fair value. Cash equivalents are comprised of money market mutual funds and short-term debt obligations of the U.S. Treasury.

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

Short-Term Investments

Short-term investments consist of investments in corporate equity securities with readily determinable fair values and short-term debt obligations of the U.S. Treasury with original maturities in excess of three months. The investments in corporate equity securities with readily determinable fair values are reported at fair value with changes in fair value recorded in the unaudited condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2025 and the six months ended June 30, 2024, unrealized losses of $7,000, $22,000 and $80,000, respectively, and during the three months ended June 30, 2024, unrealized gains of $30,000, were reported in other income (expense), net in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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

Deferred Financing Costs

Financing costs, consisting of legal, professional, accounting, and other third-party fees that are directly associated with in-process equity financings are deferred until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ deficit as a reduction of proceeds generated as a result of the offering. In the event a financing is terminated, the deferred financing costs will be expensed as a charge to operating expenses in the unaudited condensed consolidated statements of operations and comprehensive loss. As of June 30, 2025 and December 31, 2024, capitalized deferred financing costs totaled zero and $2.3 million, respectively, and are included in other assets in the accompanying unaudited condensed consolidated balance sheets.

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of those instruments.

Convertible Preferred Stock

The Company’s convertible preferred stock has been classified as temporary equity in the accompanying unaudited condensed consolidated balance sheets in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities whose redemption is based upon certain change in control events outside of the Company’s control, including liquidation, sale or transfer of control of the Company. Costs incurred in connection with the issuance of convertible preferred stock were recorded as a reduction of gross proceeds from issuance. The Company did not accrete the carrying values of the convertible preferred stock to the redemption values since the occurrence of any of these events was not considered probable as of December 31, 2024. Immediately prior to the closing of the IPO in February 2025, the Company’s outstanding convertible preferred stock automatically converted into 11,439,838 shares of common stock. Following the closing of the IPO, no shares of convertible preferred stock were authorized or outstanding.

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses consist primarily of external and internal costs incurred in performing preclinical and clinical development activities. External costs include fees paid to contract research organizations and consultants in connection with product development activities, including regulatory activities, costs related to manufacturing materials for preclinical studies and clinical trials and license fees. Internal costs include personnel-related costs such as salaries and related expenses for employees involved in research and development efforts, facilities-related costs, depreciation, and other allocated expenses. Non-refundable advance payments for goods and services for future research and development activities are deferred and included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheet and are expensed as the goods are delivered or the related services are performed.

The Company estimates its expenses resulting from its obligations under contracts with vendors, consultants, and contract research organizations in connection with the progress of research and development services performed. The financial terms of these contracts vary from contract to contract and may result in payment flows that do not match the periods over which the services are provided or goods delivered under such contracts. The Company reflects research and development expenses in its unaudited condensed consolidated financial statements by matching those expenses with the period in which services are provided. The Company accounts for these expenses according to the progress of the preclinical or clinical study as measured by the timing of various aspects of the study or the progress of related activities. During the course of a study, the Company reassesses its estimate of performance prospectively based on actual results or any modification to the agreements. Historically, there have been no material differences between the Company’s estimates and the amounts actually incurred.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on certain investments. For the three and six months ended June 30, 2025, comprehensive loss includes unrealized losses on short-term investments. Net loss and comprehensive loss were the same for the three and six months ended June 30, 2024.

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

3.
Net Loss Per Share

Basic net loss per share of common stock attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. The Company has excluded 5,763 and 7,182 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of shares of common stock outstanding for the three and six months ended June 30, 2025, respectively, and 19 and 345 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of shares of common stock outstanding for the three and six months ended June 30, 2024, respectively.

Basic and diluted net loss attributable to common holders per share is presented in conformity with the two-class method required for participating securities as the convertible preferred stock were considered participating securities because they participated in dividends with the common stock. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of all series of convertible preferred stock and the holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods. Accordingly, for the three and six months ended June 30, 2025 and 2024, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.

The Company excluded the following potential shares of its common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	June 30, 2025
	2025	2024
Conversion of outstanding convertible preferred stock	—	11,439,838
Options to purchase common stock	2,982,640	447,816
Common stock subject to repurchase rights	3,877	—
Employee Stock Purchase Plan shares	4,663	—
Total	2,991,180	11,887,654

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

As of June 30, 2025 and December 31, 2024, assets measured at fair value on a recurring basis were as follows (in thousands):

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents
Money market mutual funds	$16,960	$16,960	$—	$—
Total cash equivalents	$16,960	$16,960	$—	$—
Short-term investments
Scilex Holding Company common stock	$14	$14	$—	$—
Sorrento Therapeutics, Inc. common stock	1	1	—	—
U.S. Treasury obligations	115,807	—	115,807	—
Total short-term investments	$115,822	$15	$115,807	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents
Money market funds	$43,246	$43,246	$—	$—
Total cash equivalents	$43,246	$43,246	$—	$—
Short-term investments
Scilex Holding Company common stock	$37	$37	$—	$—
Sorrento Therapeutics, Inc. common stock	—	—	—	—
U.S. Treasury obligations	11,985	—	11,985	—
Total short-term investments	$12,022	$37	$11,985	$—

There were no transfers into or out of Level 3 during the three and six months ended June 30, 2025 and 2024.

The Company determines the fair value of its money market mutual funds and treasury bonds based upon quoted prices in active markets for identical and similar assets as applicable. At June 30, 2025 and December 31, 2024, the Company did not hold any investments, within cash equivalents, that were in a material unrealized gain or loss position.

5.
Short-Term Investments

The following table summarizes the available-for-sale investment debt securities held at June 30, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury obligations	$115,810	$13	$(16)	$115,807
Total	$115,810	$13	$(16)	$115,807

The following table summarizes the available-for-sale debt investment securities held at December 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury obligations	$11,985	$—	$—	$11,985
Total	$11,985	$—	$—	$11,985

As of June 30, 2025, the available-for-sale investment debt securities by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$115,810	$115,807
Total	$115,810	$115,807

At December 31, 2024, the contractual maturity of the available-for-sale investment debt securities ranged from 94 days to 97 days.

6.
Balance Sheet Details

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Research and development costs	$3,154	$1,222
Compensation-related expenses	1,376	225
Deferred offering costs	—	671
Other	307	173
Total accrued liabilities	$4,837	$2,291

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

Equity Incentive Plans

In December 2024, the Company’s board of directors adopted the 2025 Equity Incentive Plan (the “2025 Plan”), and the Company’s stockholders approved the 2025 Plan in February 2025. The 2025 Plan, pursuant to which 2,150,000 shares were initially reserved for issuance, became effective on February 11, 2025. Upon the effectiveness of the 2025 Plan, no further grants will be made under the 2017 Stock Plan (as amended, the “Plan”). In May 2025, the Company adopted the 2025 Inducement Equity Incentive Plan (the "2025 Inducement Plan", and collectively with the 2025 Plan and the Plan, referred to as the "Plans") pursuant to which an additional 900,000 shares of common stock were reserved to be used exclusively for the grant of equity awards as a material inducement for individuals to commence employment at the Company in compliance with Nasdaq Listing Rule 5635(c)(4).

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

Stock-Based Compensation Expense

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expense	$333	$23	$493	$56
General and administrative expense	301	30	374	65
Total stock-based compensation expense	$634	$53	$867	$121

As of June 30, 2025, the unrecognized compensation cost related to outstanding time-based stock options was $19.9 million and is expected to be recognized over a weighted-average period of 3.6 years.

Employee Stock Purchase Plan

In January 2025, the Company’s board of directors adopted the 2025 Employee Stock Purchase Plan (the "ESPP"), which became effective on February 11, 2025. The ESPP permits participants to purchase common stock through payroll deductions of up to 100% of their eligible compensation. Initially, a total of 215,000 shares of common stock was reserved for issuance under the ESPP. The first offering period under the ESPP commenced in April 2025. Stock compensation expense for the three and six months ended June 30, 2025 related to the ESPP was immaterial.

Early Exercise Liability

The right to repurchase shares that were exercised prior to the time the options have vested generally lapses over the four-year vesting period. As of June 30, 2025 and December 31, 2024, the early exercise liability was approximately $12,000 and $26,000, respectively, and is included in other long-term liabilities. For accounting purposes, the early exercise of options is not considered to be a substantive exercise until the underlying awards vest and are not considered to be outstanding until those shares vest.

A summary of the unvested common stock issued pursuant to an early exercise of stock option awards is as follows:

Number of Unvested Shares
Balance at January 1, 2025	8,417
Early-exercised stock options	2,950
Vested shares	(7,490)
Balance at June 30, 2025	3,877

8.
Sale of Intellectual Property

In April 2021, the Company sold to Sorrento Therapeutics, Inc. (“Sorrento”) the patent rights to certain assets in exchange for 616,655 shares of Sorrento’s publicly traded common stock with a total fair value of approximately $4.7 million on the date of the agreement. In addition, the Company is eligible to receive future development and commercial milestone payments of up to $23.0 million, as well as future royalties on net sales in the low single digit percentages. In May 2022, Sorrento assigned the above-mentioned patent rights and agreement to its subsidiary, Scilex Holding Company (“Scilex”), which became a publicly traded company in November 2022. Due to the high degree of uncertainty, outside of the Company’s control, related to these milestones and future royalty payments, they are considered fully constrained as of June 30, 2025.

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

9.
Commitments and Contingencies

Acquisition-Related Liabilities

In 2023 and 2024, the Company acquired the rights to certain intellectual property in exchange for an upfront cash payment of $0.3 million and $0.6 million, respectively, (included in research and development expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss), and the sellers’ right to receive additional consideration upon the achievement of specified regulatory and commercial milestones associated with products developed by the Company utilizing the acquired in-process research and development. At June 30, 2025, potential future regulatory and commercial milestone payments under these agreements totaled an aggregate of approximately $180.5 million.

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2025, the Company’s management is not aware of any legal proceedings or matters that could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. At June 30, 2025, no claims exist under indemnification arrangements and accordingly, no amounts have been accrued in its unaudited condensed consolidated financial statements as of June 30, 2025.

10.
Related Party Transactions

Equity Holders

As of June 30, 2025, family members of the Company’s Chief Executive Officer are investors in the Company and owned an aggregate of 1,975,323 shares of common stock. As of December 31, 2024, these family members owned 1,828,052 shares of the Company’s common stock, 437,503 shares of the Company’s Series A convertible preferred stock, 782,228 shares of the Company’s Series B convertible preferred stock and 28,253 shares of the Company’s Series C convertible preferred stock.

Other

The Company’s Chief Executive Officer is a member of the board of directors of Aardwolf Therapeutics, Inc. (Note 11).

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

In conjunction with the Spinoff, the Company entered into a Transition Services Agreement with Aardwolf, which expired in May 2024, pursuant to which the Company has a right to reimbursement for certain administrative and personnel costs incurred and paid by the Company on behalf of Aardwolf. As of each of June 30, 2025 and December 31, 2024, unreimbursed costs incurred on behalf of Aardwolf totaled $1.4 million. The Company determined that the current operations of Aardwolf do not support its ability to repay this related party receivable and as a result, these unreimbursed costs are deemed uncollectible and have been fully written off and are carried as zero in the accompanying unaudited condensed consolidated balance sheets. Of the total unreimbursed expenses incurred, $14,000 and $0.1 million were written-off as uncollectible in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024, respectively. The Company will reassess estimated recoveries on previously written off balances each reporting period.

In August 2022, Aardwolf issued to the Company a convertible promissory note (the “Aardwolf Note”) with a principal amount of $1.0 million. The Aardwolf Note contractually accrues interest at an annual rate of 5% and matures on July 31, 2029. The principal plus accrued interest will automatically convert upon issuance or sale of equity securities upon which Aardwolf receives total gross proceeds of not less than $3.0 million (a “Qualified Financing”). In a Qualified Financing transaction, the Aardwolf Note would convert into securities issued in the Qualified Financing at a conversion price equal to 70% of the per share price paid by investors for such securities. If a sale, merger or change of control, as defined in the Aardwolf Note, occurs, at the election of the Company, Aardwolf shall either convert the principal amount of the Aardwolf Note, and the accrued interest thereon, into shares of Aardwolf’s common stock at a conversion price equal to the quotient resulting from dividing 70% of the fully-diluted valuation of Aardwolf as of immediately prior to the closing of the sale, merger or change of control, or repay the Company the outstanding principal plus any unpaid accrued interest thereon. The Aardwolf Note may not be prepaid without the consent of the Company. The Company determined that the current operations of Aardwolf do not support its ability to repay the Aardwolf Note and it is considered to be uncollectable. As a result, the Company elected to designate the Aardwolf Note as nonaccrual status and wrote off this related party note receivable in 2022. The Company will apply a cost recovery policy when reassessing recoveries on previously written off nonaccrual balances.

Credit loss activity for the periods presented for the related accounts receivable and convertible promissory note, which are carried at zero in the accompanying unaudited condensed consolidated balance sheets, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance as of the beginning of the period	$2,368	$2,354	$2,368	$2,251
Credit losses recognized on accounts receivable	—	14	—	117
Balance as of the end of the period	$2,368	$2,368	$2,368	$2,368

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

12.
Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker ("CODM"), or decision-making group, in making decisions regarding resource allocation and assessing performance. The Company’s CODM is its Chief Executive Officer. No product revenue has been generated since inception and all assets are held in the United States.

The Company views its operations and manages its business as one operating segment, focused on the discovery and development of novel therapies for the treatment of metabolic diseases. Segment profit or loss is measured as the Company’s net loss as reported on the Company’s unaudited condensed consolidated statement of operations and comprehensive loss. The Company monitors its cash and cash equivalents and short-term investments as reported on the Company’s unaudited condensed consolidated balance sheet to determine funding for its research and development. The measure of segment assets is reported on the unaudited condensed consolidated balance sheet as total assets.

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

Segment net loss, including significant segment expenses regularly provided to the CODM, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expenses:
Research expenses	$10,163	$2,910	$15,681	$3,625
Personnel-related (including stock-based compensation expense)	2,704	1,068	4,739	1,521
Facilities-related and other allocated costs	278	51	480	90
Total Research and development expenses	13,145	4,029	20,900	5,236
General and administrative expenses	2,703	2,030	5,418	2,891
Credit loss – related party accounts receivable	—	14	—	117
Interest and dividend income	(1,488)	(594)	(2,663)	(697)
Unrealized losses on short-term investments	7	(30)	22	80
Net loss	$14,367	$5,449	$23,677	$7,627

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report"). This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions, forecasts and projections. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under Part II, Item 1A, “Risk Factors,” of this Quarterly Report and elsewhere in this Quarterly Report. You should carefully read Part II, Item 1A, “Risk Factors,” of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements” below.

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

We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations or growth prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Part II, Item 1A,“Risk Factors,” of this Quarterly Report and this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Quarterly Report and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission (SEC) after the date of this Quarterly Report.

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

Our wholly-owned lead product candidate, ARD-101, is an oral gut-restricted small-molecule agonist of certain TAS2Rs expressed in the gut lumen for which we have initiated a Phase 3 clinical trial for hyperphagia associated with Prader-Willi Syndrome (PWS), which is referenced as the HERO (Hunger Elimination or Reduction Objective) trial. In our completed Phase 2 clinical trial in subjects with hyperphagia associated with PWS, ARD-101 was shown to be well-tolerated and demonstrated clinical activity through a reduction in Hyperphagia Questionnaire for Clinical Trials (HQ-CT) score. We have aligned with the FDA on a protocol for a potentially pivotal Phase 3 clinical trial, which we initiated in December 2024. In preparation for these trials, we have expanded our clinical management and regulatory capabilities, including hiring clinical, regulatory and quality personnel, and we expect to continue to need to expand our clinical management and regulatory capabilities and to rely on third parties to conduct our pivotal clinical trials. Enrollment for this trial initiated in the second quarter of 2025. In August 2025, we submitted a protocol amendment to remove the use of anti-psychotics and insulin-requiring type 2 diabetes as exclusion criteria for the clinical trial. Additionally, we intend to expand enrollment to include patients under 13 years of age, thereby broadening the eligible population for the clinical trial and increasing the potential target population within the PWS market. As a consequence of the expanded enrollment, we now anticipate that topline data for the HERO clinical trial will be available in the third quarter of 2026. An Independent Advisory Review Committee will conduct an interim analysis to assess if sample size should increase. We will have an open label extension trial available to patients after completing the HERO clinical trial.

We also intend to evaluate ARD-101 in a Phase 2 clinical trial for hyperphagia associated with hypothalamic obesity (HO), which is referenced as the HONOR (Hypothalamic Obesity Neutralized On TAS2R) trial. We plan to initiate this trial in the second half of 2025 with anticipated topline data readout in the second half of 2026.

We previously planned to initiate a Phase 2 clinical trial referenced as the EMPOWER (Exploratory Multi-arm Prevention of WEight Regain) trial to explore the magnitude of ARD-201’s effect on a variety of parameters related to obesity and obesity-related conditions. Driven by new preclinical data, we now intend to substitute the EMPOWER trial with two separate trials to explore specific potential applications of ARD-201. The first of these trials is expected to be a Phase 2 clinical trial and is referenced as POWER (Prevention Of WEight Regain), which will primarily focus on the potential effect of ARD-201 (a fixed-dose combination of ARD-101 and a dipeptidyl peptidase-4 (DPP-4) inhibitor) on the prevention of the commonly observed weight regain of subjects that discontinue use of GLP-1 receptor agonist (GLP-1RA) treatment after having previously achieved substantial weight loss (approximately 15%) while on GLP-1RA treatment. We estimate treatment duration to be 24 weeks, with a 12-week interim analysis. Secondary endpoints will include body composition with a focus on lean body mass preservation or recovery as well as many additional exploratory endpoints. We expect to initiate the POWER trial within a similar time period as previously envisioned for the EMPOWER trial, which is in the second half of 2025. We believe that the design of the POWER trial will allow for more focused data generation to elucidate the potential of ARD-201 for preventing weight regain after GLP-1RA discontinuation.

The additional trial focusing on ARD-201 will be the STRENGTH (Sitagliptin and TAS2R for weight Reduction with Exercise, Nutrition, and GLP-1RA Trial and Hunger assessment) trial. This trial, which we expect will be a Phase 2 clinical trial, will explore the remaining key questions that were intended with the previously communicated EMPOWER trial that will not already be addressed with the POWER trial. Specifically, STRENGTH trial endpoints will include placebo adjusted weight loss and the potential additive effect of ARD-201 given in combination with GLP-1RA therapy. Secondary endpoints will include evaluating differences in absolute weight loss as well as relative quality of weight loss in terms of proportionality of lean muscle versus fat loss with each arm. We believe that the POWER and STRENGTH trials will enhance the probability of detecting potential clinical benefit with better clarity and precision than the trial design for the previously contemplated EMPOWER trial. We plan to initiate the STRENGTH trial in the first half of 2026.

Below is a summary of our portfolio of novel and proprietary small molecule programs that we believe can induce satiety in patients with hunger-associated indications.

Our Hunger Associated TAS2R Pipeline (1)(2)

PROGRAM	TARGET	ADMINISTRATION	INDICATION	PRECLINICAL	PHASE 1	PHASE 2	PHASE 3	NEXT ANTICIPATED MILESTONE(S)
ARD-101	TAS2R Agonist	Oral	Prader-Willi Syndrome Associated Hyperphagia	HERO TRIAL Phase 3 Hunger Elimination or Reduction Objective				• Topline Data (Q3 2026)
ARD-101	TAS2R Agonist	Oral	Hypothalamic Obesity Associated Hyperphagia	HONOR TRIAL Phase 2 (1) Hypothalamic Obesity Neutralized On Tas2R				• Trial Initiation (2H 2025)
ARD-201	TAS2R Agonist + DPP-4 Inhibitor	Oral	Obesity (Weight Maintenance)	POWER TRIAL Phase 2 (2) Prevention Of WEight Regain				• Trial Initiation (2H 2025)
ARD-201	TAS2R Agonist + DPP-4 Inhibitor	Oral	Obesity (Weight Loss)	STRENGTH TRIAL Phase 2 (2) Sitagliptin and Tas2r for weight Reduction with Exercise, Nutrition, and Glp-1ra Trial and Hunger assessment				• Trial Initiation (1H 2026)

(1) Based on data from our completed Phase 2 clinical trial in PWS, we intend to discuss with the FDA initiation of a Phase 2 clinical trial in hypothalamic obesity (HO) without completing earlier clinical trials in HO.
(2) Based on the ARD-101 data from our Phase 2 trial in PWS, and our Phase 2a trials in general obesity and post-bariatric surgery patients, we intend to discuss with the FDA initiation of two ARD-201 Phase 2 trials in patients with obesity and obesity-related conditions.

Recently obtained preclinical data demonstrate the synergy between ARD-101 and a DPP-4 inhibitor when used in combination (ARD-201). In a conventional high-fat diet (HFD) mouse model of diet-induced obesity (DIO mice), ARD-201 induced significant weight loss amounting to -18.8% ± 2.1% at 30 days of treatment, even while the mice remained on HFD (see figure below).

Body Weight
60
55
50
45
40
35
Weight (g)
0
5
10
15
20
25
30
Day of Dosing
Vehicle
Sitagliptin Diet
ARD-201

(A) Body weight changes in DIO mice treated with ARD-201, sitagliptin diet, or vehicle. Body weight trajectories following once-daily oral administration of vehicle (water + saline), 6 g/kg sitagliptin chow diet or ARD-201 (75 mg/kg ARD-101 and sitagliptin chow diet). Data are presented as means (dot symbols) ± SEM (bars) for each treatment group.

(B) Percent change in body weight in (Day 30 relative to Day 0). Data are presented as means (bars) and SEM (error bars), with individual values overlaid (dots). Mice were maintained on high-fat diet throughout the study. N = 9 for vehicle and ARD-201 groups. N = 7 for sitagliptin diet group.

Additional data suggest that ARD-201 may curtail weight regain experienced after discontinuation of GLP-1RA agents. In DIO mice that were transiently treated with tirzepatide (used as a representative of the GLP-1RA class of agents), ARD-201 as a monotherapy showed improved weight maintenance compared to the negative (vehicle) control and demonstrated similar weight maintenance compared to continued treatment with high-dose tirzepatide (see figure below). Moreover, the combination of ARD-201 and the low dose of tirzepatide that was modestly effective on its own showed continued weight loss compared to high-dose tirzepatide. Details of the study will be submitted for peer review publication.

Body Weight
Part 1
N = 40
Part 2
N = 8/group
Tirzepatide (10 nmol/kg)
Vehicle
Tirzepatide (1 nmol/kg)
ARD-201
Tirzepatide (10 nmol/kg)
ARD-201 + Tirzepatide (1 nmol/kg)
Body Weight (g)
60
50
40
-5
0
5
10
15
20
25
30
35
Day of Dosing

Part 2: Change in Body Weight
Change in Weight from Day 15 to Day 34 (%)
60
30
0
-30
**
ns
Vehicle
Tirzepatide (1 nmol/kg)
Tirzepatide (10 nmol/kg)
ARD-201
ARD-201 + Tirzepatide (1 nmol/kg)

(A) Body weight trajectories over two parts. In Part 1, mice were given a high dose of tirzepatide (10 nmol/kg body weight) once daily for two weeks. In Part 2, mice were dosed once daily with either vehicle (water + saline), low-dose tirzepatide (1 nmol/kg body weight), high-dose tirzepatide (10 nmol/kg body weight), ARD-201 (ARD-101, 75 mg/kg body weight and sitagliptin chow, 6 g/kg diet), or ARD-201-tirzepatide combo for two and a half weeks. Data are presented as means (dot symbols) ± SEM (error bars) for each treatment group. N = 40 in Part 1; N = 8 per group in Part 2, randomized from Part 1 according to body weight.

(B) Percent change in body weight in Part 2 (Day 15 to end of study). Mice were maintained on high-fat diet throughout the study. Data are presented as means (bars) and SEM (error bars), with individual values overlaid (dots). Weight maintenance with ARD-201 and the high-dose tirzepatide group was comparable (no statistical difference detected), but weight loss preservation with the ARD-201-tirzepatide combo was substantially greater than with 10 nmol/kg tirzepatide alone (** P < 0.01).

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

We have incurred significant net losses and negative cash flows from operations since our inception and, as of June 30, 2025, we had an accumulated deficit of $82.0 million. Our net losses for the three and six months ended June 30, 2025 were $14.4 million and $23.7 million, respectively, and $5.4 million and $7.6 million for the three and six months ended June 30, 2024, respectively. We expect our expenses and operating losses will increase substantially for the foreseeable future as we:

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

From inception and up to the date of our IPO in February 2025, we had raised a total of $129.1 million in gross proceeds to fund our operations from the sale and issuance of shares of our convertible preferred stock. In February 2025, we completed our IPO with the sale of 6,120,661 shares of common stock, which included the partial exercise by the underwriters of their option to purchase 232,661 additional shares, at an IPO price of $16.00 per share and received net proceeds of approximately $87.5 million. As of June 30, 2025, we had cash, cash equivalents and short-term investments of $141.8 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations into 2027. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Macroeconomic Trends

We may be affected by unfavorable economic conditions and challenges in the United States and abroad, such as the effects of the ongoing geopolitical conflicts in Ukraine, the Israel-Hamas war, ongoing conflicts between Israel and Iran, tensions in U.S.-China relations, changes in tariff rates and the implementation of any trade barriers, disruptions in the banking industry and inflationary trends. The fiscal years 2024 and 2023 were marked by significant market uncertainty and increasing inflationary pressures. These market dynamics have continued into 2025, and these and similar adverse market conditions may negatively impact our business, financial position, results of operations and growth prospects. For further discussion of the potential impacts of macroeconomic events on us, refer to Part II, Item 1A, “Risk Factors,” of this Quarterly Report.

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
▪
fees paid to CROs and consultants in connection with our preclinical studies, toxicology and clinical trials;
▪
costs related to manufacturing materials for our preclinical studies and clinical trials;
▪
costs related to compliance with regulatory requirements; and
▪
license fees; and
•
internal costs, including:
▪
personnel-related costs such as salaries, bonuses, payroll taxes, employee benefits, travel, and stock-based compensation expense for employees involved in research and development efforts; and
▪
facilities-related costs, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, insurance, equipment, and other supplies and services.

We do not track our research and development expenses on a program-specific basis or allocate our internal costs associated with our discovery and development efforts because these costs are deployed across multiple programs and, as such, are not separately classified. Since our inception and through June 30, 2025, substantially all of our external costs have been related to the research and development of ARD-101.

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

Results of Operations

Comparison of the Three Months ended June 30, 2025 and 2024

The following table summarizes our results of operations for each of the periods indicated:

	Three Months Ended June 30,
	2025	2024	Change
(in thousands)
Operating expenses:
Research and development	$13,145	$4,029	$9,116
General and administrative	2,703	2,030	673
Credit loss – related party accounts receivable	—	14	(14)
Total operating expenses	15,848	6,073	9,775
Loss from operations	(15,848)	(6,073)	(9,775)
Other income, net	1,481	624	857
Net loss	$(14,367)	$(5,449)	$(8,918)

Research and Development Expenses

The following table summarizes our R&D expenses for each of the periods indicated:

	Three Months Ended June 30,
	2025	2024	Change
(in thousands)
External costs	$10,163	$2,910	$7,253
Internal costs:
Personnel-related (including stock-based compensation expense)	2,704	1,068	1,636
Facilities-related (including depreciation) and other allocated costs	278	51	227
Total internal costs	2,982	1,119	1,863
Total R&D expenses	$13,145	$4,029	$9,116

R&D expenses were $13.1 million and $4.0 million for the three months ended June 30, 2025 and 2024, respectively. The $9.1 million increase for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 resulted primarily from an increase of $7.3 million for external expenses incurred for chemistry, manufacturing and controls (CMC), clinical and toxicology studies primarily related to the development of ARD-101 and a $1.6 million increase in personnel-related costs due to increased headcount.

General and Administrative (G&A) Expenses

G&A expenses were $2.7 million and $2.0 million for the three months ended June 30, 2025 and 2024, respectively. The $0.7 million increase for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 primarily resulted from a $0.6 million increase in personnel-related costs due to increased headcount, a $0.5 million increase in facilities and other costs, partially offset by a $0.4 million decrease in legal and other professional costs. The increase in non-facilities costs were partially related to commencing operations as a public company in February 2025.

Credit Loss – Related Party Accounts Receivable

Amounts written off as uncollectible related to the Transition Services Agreement with Aardwolf were zero and $14,000 for the three months ended June 30, 2025 and 2024, respectively. The decrease for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was due to the expiration of the Transition Services Agreement in May 2024.

Other Income, Net

Other income, net was $1.5 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively. The $0.9 million increase for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 resulted primarily from higher interest income generated by our higher invested cash balances.

Comparison of the Six Months ended June 30, 2025 and 2024

The following table summarizes our results of operations for each of the periods indicated:

	Six Months Ended June 30,
	2025	2024	Change
(in thousands)
Operating expenses:
Research and development	$20,900	$5,236	$15,664
General and administrative	5,418	2,891	2,527
Credit loss – related party convertible promissory note	—	117	(117)
Total operating expenses	26,318	8,244	18,074
Loss from operations	(26,318)	(8,244)	(18,074)
Other income, net	2,641	617	2,024
Net loss	$(23,677)	$(7,627)	$(16,050)

Research and Development Expenses

The following table summarizes our R&D expenses for each of the periods indicated:

	Six Months Ended June 30,
	2025	2024	Change
(in thousands)
External costs	$15,681	$3,625	$12,056
Internal costs:
Personnel-related (including stock-based compensation expense)	4,739	1,521	3,218
Facilities-related (including depreciation) and other allocated costs	480	90	390
Total internal costs	5,219	1,611	3,608
Total R&D expenses	$20,900	$5,236	$15,664

R&D expenses were $20.9 million and $5.2 million for the six months ended June 30, 2025 and 2024, respectively. The $15.7 million increase for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 resulted primarily from an increase of $12.1 million for external expenses incurred for chemistry, manufacturing and controls (CMC), clinical and toxicology studies primarily related to the development of ARD-101 and a $3.2 million increase in personnel-related costs due to increased headcount.

General and Administrative (G&A) Expenses

G&A expenses were $5.4 million and $2.9 million for the six months ended June 30, 2025 and 2024, respectively. The $2.5 million increase for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 primarily resulted from a $1.1 million increase in facilities and other costs, $0.9 million increase in personnel-related costs and a $0.5 million increase in legal and other professional costs. The increase in non-facilities costs were partially related to commencing operations as a public company in February 2025.

Credit Loss – Related Party Accounts Receivable

Amounts written off as uncollectible related to the Transition Services Agreement with Aardwolf were zero and $0.1 million for the six months ended June 30, 2025 and 2024, respectively. The $0.1 million decrease for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was due to the expiration of the Transition Services Agreement in May 2024.

Other Income, Net

Other income, net was $2.6 million and expense of $0.6 million for the six months ended June 30, 2025 and 2024, respectively. The $2.0 million increase for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 resulted primarily from higher interest income generated by our higher invested cash balances.

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

Future Funding Requirements

As of June 30, 2025, we had cash, cash equivalents and short-term investments of $141.8 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations into 2027. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies, manufacturing and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

We have incurred significant operating losses since our inception and, as of June 30, 2025, we had an accumulated deficit of $82.0 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially for the reasons described above.

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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Six Months Ended June 30,
	2025	2024
(in thousands)
Net cash used in operating activities	$(21,232)	$(6,405)
Net cash used in investing activities	(103,215)	(98)
Net cash provided by financing activities	88,804	82,941
(Decrease) increase in cash and cash equivalents	$(35,643)	$76,438

Operating Activities

Net cash used in operating activities was $21.2 million and $6.4 million for the six months ended June 30, 2025 and 2024, respectively. The net cash used in operating activities during the six months ended June 30, 2025 was primarily due to our reported net loss of $23.7 million, net of non-cash items (including amortization of discount on short-term investments, unrealized losses on short-term investments, stock-based compensation expense, and right-of-use asset amortization) totaling $0.4 million and a $2.0 million net change of our net operating assets. The net cash used in operating activities during the six months ended June 30, 2024 was primarily due to our reported net loss of $7.6 million, net of non-cash charges (including unrealized losses on short-term investments, credit losses, stock-based compensation expense, and right-of-use asset amortization) totaling $0.4 million and a $0.9 million net change of our net operating assets. The increase in cash used in operations during the six months ended June 30, 2025 in comparison to the six months ended June 30, 2024 was primarily attributable to increased research and development activities.

Investing Activities

Net cash used in investing activities was $103.2 million during the six months ended June 30, 2025 primarily as a result of the purchase of short-term investments during the period, offset by maturities of short-term investments during the period and purchases of equipment.

Financing Activities

Net cash provided by financing activities was $88.8 million during the six months ended June 30, 2025 primarily as a result of proceeds from the sale and issuance of shares of our common stock in our IPO in February 2025 for proceeds of $91.1 million, net of underwriting discounts, offset by payments for IPO costs of $2.4 million.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act and the material weakness previously identified and further discussed below, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable level of assurance as of June 30, 2025, the end of the period covered by this Quarterly Report.

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

Changes in Internal Control over Financial Reporting

There were no other changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. In deciding whether to invest, you should carefully consider and read the following risk factors, as well as the financial and other information contained in this Quarterly Report, including in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Quarterly Report and in our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. Any of the following risks could have a material adverse effect on our business, financial condition, results of operations or prospects and cause the value of our common stock to decline, which could cause you to lose all or part of your investment. The risks described below are not the only ones facing us. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial also may become important factors that affect us.

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception and expect to continue to incur significant and increasing operating losses for at least the next several years. For the six months ended June 30, 2025 and 2024, we reported a net loss of $23.7 million and $7.6 million, respectively. As of June 30, 2025, we had an accumulated deficit of $82.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. ARD-101 and ARD-201 will require substantial additional development time and resources before we would be able to apply for or receive marketing approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate that our expenses will increase substantially as we:

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

As of June 30, 2025, we had cash, cash equivalents and short-term investments of approximately $141.8 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations into 2027. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity offerings, debt financings or other capital sources, including potential grants, collaborations, licenses and other similar arrangements. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Such financing may result in dilution to our stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business.

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
•
the costs and timing associated with manufacturing our product candidates and establishing commercial supplies and sales, marketing and distribution capabilities;
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

We currently have no products that are approved for commercial sale. Our lead product candidate, ARD-101, is an oral gut-restricted small-molecule agonist of certain TAS2Rs expressed in the gut lumen for which we have initiated a Phase 3 clinical trial for hyperphagia associated with PWS. We also intend to evaluate ARD-101 in a Phase 2 clinical trial for hyperphagia associated with HO. While we also have a clinical-stage program, ARD-201, for which we intend to initiate two Phase 2 clinical trials, we have not yet determined the formulation of ARD-201. The success of our business, including our ability to finance our company and generate revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our lead product candidate. We cannot be certain that ARD-101 or any future product candidates will receive regulatory approval or be successfully commercialized even if we receive regulatory approval.

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

*The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for our product candidates, our business will be substantially harmed.

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

In addition, the FDA and comparable foreign regulatory authorities may change their policies, issue additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval of our future products under development on a timely basis. There remains substantial uncertainty as to how the current U.S. administration will seek or continue to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. This uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates. Such policy or regulatory changes through, for example, executive orders or legislation could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained.

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

We may not be able to initiate or continue our planned clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible subjects to participate in these trials. For example, we are developing ARD-101 for the treatment of hyperphagia associated with PWS and for the treatment of other rare obesity-associated disorders, initially hyperphagia associated with HO. Both PWS and HO are rare diseases with limited patient pools from which to draw. In particular, eligible patients for enrollment in our clinical trials for hyperphagia associated with HO must meet specific criteria, for example including craniopharyngioma previously treated with surgery or radiation and having experienced a specified minimum threshold of weight-gain. Subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of subjects to clinical sites, the eligibility criteria for the clinical trial, the design of the clinical trial, competing clinical trials and clinicians’ and subjects’ perceptions as to the potential advantages of the product candidate being studied in relation to other available products, including any approved or new drugs that may be approved for the indications we are investigating.

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
•
other factors outside of our control, such as the effects of global economic conditions and volatility in the credit and financial markets, tariffs imposed by the U.S. and other countries, inflationary pressures, the conflict between Russia and Ukraine, the Israel-Hamas war, the conflict between Israel and Iran and other geopolitical conditions;
•
our ability to obtain and maintain patient informed consent;
•
the risk that subjects enrolled in clinical trials will drop out of the trials before completion; and
•
our ability to timely manufacture and supply clinical supplies for our product candidates.

Our Phase 3 HERO trial, in which we will evaluate the effect of ARD-101 on hyperphagia-related behavior in PWS, is currently limited to subjects 13 years of age and older. In the future, we may seek regulatory approval to include subjects that are younger than 13 years of age in our Phase 3 HERO trial or other clinical trials. However, certain factors may preclude us from receiving regulatory approval to treat younger pediatric subjects, including potential disagreements regarding appropriate dose and dose escalation, product presentation for possibly lower doses, validity of patient-reported outcomes in younger, actively growing patients, and avoiding inappropriate hunger suppression in these growing individuals. We can neither predict if the FDA or comparable foreign regulatory authorities will approve the use of our product candidates or programs in younger pediatric subjects, nor provide an estimate for the timing of such approval, if any. Furthermore, if the FDA or comparable foreign regulatory authorities do not approve the use of our product candidates or programs in this population, such product candidates or programs will not be labeled for use in these subjects. Given that the median lifespan of PWS patients is 30 years, the size of our market opportunity in this indication will be more limited if ARD-101 is not ultimately approved in pediatric patients.

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

*Interim “topline” and preliminary results from our clinical trials and preclinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

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

*We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and management resources, we focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on the development of ARD-101 for the treatment of hyperphagia associated with PWS and HO and our ARD-201 program for the treatment of obesity and obesity-related conditions. As a result, we may forgo or delay pursuit of opportunities with other product candidates or for other indications for our product candidates that later prove to have greater commercial potential. In particular, we are still exploring the potential clinical applications for ARD-201 in obesity and obesity-related conditions and our future decisions with respect to treatment areas and indications will be informed by the results of the POWER and STRENGTH trials. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. The ability of the FDA to review and approve new products, to provide feedback on clinical trials and development programs, to meet with sponsors and to otherwise review regulatory submissions can be affected by a variety of factors, including government budget and funding levels, reductions in workforce, ability to hire and retain key personnel and accept the payment of user fees, substantial changes in leadership and shifting policy priorities as a result of changes in the presidential administration and its appointees tasked to oversee the agency, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result and may continue in the future. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies, including as a result of reductions in force, significant organizational changes, substantial leadership departures, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, the current U.S. administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. Additionally, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop certain critical activities. The current U.S. administration also recently announced plans to reduce the number of federal employees by establishing voluntary termination programs, by position eliminations or by involuntary terminations. If funding for the FDA is reduced, if the FDA workforce is reduced, or if a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations.

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
•
the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, taxes, and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds, particularly new or increased tariffs imposed on imports from countries where our suppliers operate;
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

Even if our patents are determined by a court to be valid and enforceable, they may not be interpreted sufficiently broadly to prevent others from marketing products similar to ours or designing around our patents. For example, third parties may be able to make products that are similar to ours but that are not covered by the claims of our patents. Third parties may assert that we or our licensors were not the first to make the inventions covered by our issued patents or pending patent applications. The claims of our or our licensors’ issued patents or patent applications when issued may not cover our product candidates or any future product candidates that we develop. We may not have freedom to commercialize unimpeded by the patent rights of others. Third parties may have patents that dominate, block or are otherwise relevant to our technology. For example, our ARD-201 program will be a fixed-dose combination of our proprietary bitter taste receptor agonist, denatonium acetate monohydrate, and a DPP-4 inhibitor. However, we do not expect to be able to use a DPP-4 inhibitor in our ARD-201 program unless and until it is no longer protected by a patent. In addition, there may be prior public disclosures or other art that could be deemed to invalidate one or more of our patent claims. We may not develop additional proprietary technologies in the future, and, if we do, they may not be patentable.

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

Our current or future trademarks or trade names may be challenged, infringed, circumvented, declared generic or descriptive, or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

Moreover, any name we have proposed to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA or a comparable foreign regulatory authority objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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
•
the federal civil and criminal false claims laws, including the federal False Claims Act, or FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by, Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government healthcare programs if they are deemed to “cause” the submission of false or fraudulent claims. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;
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

The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increase the possibility that a healthcare company may run afoul of one or more of the requirements.

*Recently enacted legislation, future legislation and other healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize our product candidates and may affect the prices we may set.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, (collectively, the ACA), was enacted in the United States, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States and significantly affected the pharmaceutical industry. The ACA, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program (the MDRP) are calculated for drugs and biologics that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the MDRP, extended manufacturer Medicaid rebate obligations to utilization by individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs and biologics, and established a new Medicare Part D coverage gap discount program. Since its enactment, there have been judicial, congressional, and executive branch challenges to the ACA, which have resulted in delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, there have been a number of health reform initiatives that have impacted the ACA. For example, on August 16, 2022, the Inflation Reduction Act (the IRA) became law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. In addition, the IRA imposes new manufacturer financial liability on certain drugs under Medicare Part D, allowing the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, subject to certain exemptions applicable to orphan drugs. It is possible that the ACA will be subject to judicial or congressional challenges in the future. It is unclear how such challenges, and the healthcare reform measures of the current administration, will impact the ACA and our business.

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

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. presidential executive orders, congressional inquiries, and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. The IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations. The prices of these ten drugs are scheduled to become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations by February 1, 2025. While there had been some questions about the Trump administration’s position on this program, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027. Several pharmaceutical companies, as well as the U.S. Chamber of Commerce, and the Pharmaceutical Research and Manufacturers of America have filed lawsuits against HHS and CMS asserting that, among other things, the IRA’s drug price negotiation program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution and is otherwise unlawful. HHS has generally won the substantive disputes in these cases, and several federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of march-in eights, which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. It is unclear whether or how such rights may be exercised.

We expect that the ACA, the IRA, and any other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved. Furthermore, on July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act was signed into law, which reduces funding to federal healthcare programs and imposes additional requirements to be eligible for healthcare, which may result in decreased access to healthcare, particularly in Medicaid programs

Further, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for re-examination, which may impact the costs, timing or successful completion of a clinical trial. In light of widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of Congress, the Governmental Accounting Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the recall and withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of risk management programs that may, for instance, restrict distribution of drug products or require safety surveillance or patient education. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials and the drug approval process. Data from clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or comparable foreign regulatory authorities more likely to terminate or suspend clinical trials before completion or require longer or additional clinical trials that may result in substantial additional expense and a delay or failure in obtaining approval or approval for a more limited indication than originally sought.

*Changing regulatory environments could negatively impact our business.

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

In December 2021, Regulation No. 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted in the European Union. This Regulation, which entered into force in January 2022 and went into effect in January 2025, is intended to boost cooperation among EEA Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at European Union level for joint clinical assessments in these areas. The Regulation foresees a three-year transitional period and will permit EEA Member States to use common HTA tools, methodologies, and procedures across the European Union, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EEA Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EEA Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the European Union could be negatively affected.

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

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

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

We, and the third parties with whom we share our facilities, are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Each of our operations involves the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Each of our operations also produces hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. We could be held liable for any resulting damages in the event of contamination or injury resulting from the use of hazardous materials by us or the third parties with whom we share our facilities, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

Risks Related to the Operation of Our Business

*We have identified a material weakness in our internal control over financial reporting. If we fail to remediate this material weakness, or if we experience additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

*There is a scarcity of experienced professionals in our industry. If we are not able to retain and recruit personnel with the requisite technical skills, we may be unable to successfully execute our business strategy.

The specialized nature of our industry results in an inherent scarcity of experienced personnel in the field. Our future success depends upon our ability to attract and retain highly skilled personnel (including medical, scientific, technical, commercial, business, regulatory and administrative personnel) necessary to support our anticipated growth and develop our business. Given the scarcity of professionals with the scientific knowledge that we require and the competition for qualified personnel among biotechnology businesses, we may not succeed in attracting or retaining the personnel we require to continue and grow our operations. If we are not able to attract, integrate, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

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

*We expect to expand our clinical development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of July 31, 2025, we had 31 employees and 30 full-time or part-time consultants. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, product development and manufacturing, regulatory affairs, quality assurance and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

Should our obligation under an indemnification provision in any of our agreements exceed applicable insurance coverage or if we are denied insurance coverage, our business, financial condition and results of operations could be adversely affected. Similarly, if we are relying on a collaborator to indemnify us and the collaborator is denied insurance coverage or the indemnification obligation exceeds the applicable insurance coverage, and if the collaborator does not have other assets available to indemnify us, our business, financial condition and results of operations could be adversely affected.

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
•
natural disasters, political and economic instability, including wars, terrorism and political unrest, including the outbreak of hostilities in Ukraine and the Middle East, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
•
failure to comply with the FCPA, including its books and records provisions and its anti-bribery provisions, by failing to maintain accurate information and control over sales activities and distributors’ activities.

Any of these risks, if encountered, could significantly harm our future international expansion and operations and consequently, have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which may be more stringent, broader in scope or offer greater individual rights with respect to protected health information than HIPAA, many of which may differ from each other, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California enacted the California Consumer Privacy Act (the CCPA), which creates new individual privacy rights for California consumers (as defined in the law), including the right to opt out of certain disclosures of their information, and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although there are limited exemptions for clinical trial data and some other health data under the CCPA, as currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. Further, the California Privacy Rights Act (the CPRA), entered into force in California, which amended the CCPA. The changes introduced by the CPRA impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt-outs for certain uses of sensitive data. The amendments ushered in by the CPRA also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required.

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

*Foreign data protection laws, including the European Union’s General Data Protection Regulation (the EU GDPR), and the United Kingdom’s equivalent of the same (the UK GDPR, together with the EU GDPR, the GDPR), may also apply to our processing of health-related and other personal data regardless of where the processing in question is carried out.

The GDPR imposes stringent requirements for controllers and processors of personal data of individuals within the EEA or the United Kingdom. The GDPR applies to any company established in the EEA or United Kingdom as well as to those outside the EEA or United Kingdom if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or United Kingdom or the monitoring of their behavior. The GDPR, together with national legislation, regulations and guidelines of the EEA Member States and the United Kingdom governing the processing of personal data, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA or the United Kingdom, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for non-compliance of up to €20 million (£17.5 million) or 4% of the annual global revenues of the non-compliant company, whichever is greater. In addition, on June 19, 2025, the UK’s Data (Use and Access) Act 2025, or the DUAA, was granted Royal Assent, implementing various measures concerning data usage in the UK and reforming data protection laws. The provisions within the DUAA will come into force through 2026, and it remains too soon to tell how the DUAA will be implemented and what impact it will have on our international activities.

In the EEA, the NIS 2 Directive, or NIS 2, is replacing the cybersecurity legal framework under the current NIS framework, aiming to ensure a high level of cybersecurity in the region. NIS 2 brings new medium and large organizations providing services in the EEA within scope of the legal framework. It extends to additional sectors and expands the list of in-scope healthcare organizations, including to certain providers engaged in research and development of medicinal products. The new regime imposes direct obligations on management in respect of an in-scope organization's compliance with NIS 2, requires covered organizations to put in place certain cyber risk management measures, strengthens incident reporting requirements and provides supervisory authorities with greater oversight. The majority of obligations will come into force when national legislation implementing NIS 2 becomes effective in the relevant EU Member State. EU Member States had until October 17, 2024 to transpose NIS 2 into national legislation, although many countries have still not completed the transposition. As such, the cybersecurity regulatory landscape in the EU is currently fragmented and uncertain. To the extent that we become subject to NIS 2 in the future, we may require additional investment of our resources in compliance programs. Under NIS 2, companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide turnover.

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

*We face substantial competition, which may result in a smaller than expected commercial opportunity and/or others discovering, developing or commercializing products before or more successfully than we do.

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

With respect to ARD-101, Soleno Therapeutics’ VYKAT XR is the only approved treatment for PWS-associated hyperphagia. We are also aware of therapeutic candidates in development programs with reported hyperphagia reducing activity in patients with

PWS, including those from Acadia Pharmaceuticals and Rhythm Pharmaceuticals. We are also aware of a therapeutic candidate in late-stage development for the treatment of hyperphagia associated with HO from Rhythm Pharmaceuticals.

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

The precise incidence and prevalence for all the conditions we aim to address with our product candidates are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new information may change the estimated incidence or prevalence of these diseases. For example, PWS is a rare disease, and as such, our projections of both the number of people who have this disease, as well as the subset of people with PWS who have the potential to benefit from treatment with our product candidate, are based on estimates. Currently, most reported estimates of the prevalence of PWS are based on studies of small subsets of the population of specific geographic areas, which are then extrapolated to estimate the prevalence of the disease in the broader world population. There can be no assurance that the prevalence of PWS in the study populations, particularly in these newer studies, accurately reflects the prevalence of this disease in the broader world population. If our estimates of the prevalence of PWS, or of the number of patients who may benefit from treatment with our product candidates prove to be incorrect, the market opportunities for our product candidate may be smaller than we believe it is, our prospects for generating revenue may be adversely affected and our business may suffer.

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
•
general economic, political and market conditions and other factors; and
•
the occurrence of any of the risks described in this Part II, Item 1A, “Risk Factors,” of this Quarterly Report.

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

*Our principal stockholders and management own a significant percentage of our common stock and are able to control matters subject to stockholder approval.

As of August 1, 2025, our executive officers, directors and holders of 5% or more of our capital stock beneficially owned approximately 51.9% of the outstanding shares of our common stock. As a result, such stockholders, acting together, have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, amendments of our organizational documents, the election and removal of directors and approval of any major corporate transactions, as well as our management and business affairs. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay, defer or prevent a change of control of our company, impede a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempt to obtain control of our business, even if such a transaction would benefit our other stockholders. This could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

General Risk Factors

*Recent and future changes to tax laws could materially adversely affect our company.

The tax regimes we are subject to or operate under, including with respect to income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our company. For example, the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act, and the IRA enacted many significant changes to the U.S. tax laws. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation. For example, the IRA includes provisions that will impact the U.S. federal income taxation of certain corporations, including imposing a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. On July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act was signed into law and extended many of the tax law provisions that were set to expire in 2025. Further changes to the tax laws or changes to the administrative or judicial interpretations of such laws are possible and may apply with retroactive effect. In addition, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development and the European Commission), have proposed, recommended, or (in the case of countries) enacted or otherwise become subject to changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business.

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

*The future issuance of equity or of debt securities that are convertible into equity would dilute our share capital.

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

Further, in May 2025, the Compensation Committee of the board of directors (the Compensation Committee) approved the Company's 2025 Inducement Equity Incentive Plan (the 2025 Inducement Plan) and reserved 900,000 shares of common stock for issuance thereby. If the board of directors or Compensation Committee approves issuances under the 2025 Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

In connection with our IPO, our directors and executive officers and holders of substantially all of our outstanding securities entered into lock-up agreements with the underwriters pursuant to which they agreed not to, with certain exceptions, offer, sell or otherwise transfer or dispose of any of our securities, without the prior written consent of Morgan Stanley & Co. LLC. The lock-up agreements expired on August 11, 2025, at which time an additional 15,496,377 shares of our common stock became eligible for sale in the public market, of which 8,708,189 shares are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act. Sales of these shares, or the perception that they will be sold, could cause the trading price of our common stock to decline.

In addition, the 927,582 shares of our common stock that are subject to outstanding options under the 2017 Equity Incentive Plan as of June 30, 2025 became eligible for sale in the public market after our IPO, to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of our common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of 11,439,838 shares of our outstanding common stock, or approximately 52.7% of our total outstanding common stock as of July 15, 2025, will be entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could adversely affect the trading price of our common stock.

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

*We are an “emerging growth company” and a “smaller reporting company” and our election of reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

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

*Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

Our business is susceptible to general conditions in the global economy and in the global financial markets. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital and credit markets. A severe or prolonged economic downturn, including a recession or depression resulting from the political disruption, could result in a variety of risks to our business, including weakened demand for our current or future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential drugs, if approved. The ongoing conflict between Russia and Ukraine and sanctions against Russia are causing disruptions to global economic conditions. The escalation in October 2023 of the conflict between Israel and Hamas and the ongoing conflict between Israel and Iran also could cause disruptions to global economic conditions and affect the stability of the Middle East region. Further, the global equity markets in general have recently experienced extreme price and volume fluctuations, including as a result of economic uncertainty and increased interest rates, inflation, the government closure of Silicon Valley Bank and Signature Bank, and liquidity concerns at other financial institutions that may be unrelated to our operating performance. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and prospects, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

Furthermore, the current U.S. administration has substantially departed from prior U.S. government international trade policy and has commenced activities to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the current U.S. administration has initiated and is considering imposing additional tariffs on certain foreign goods. Related to this action, certain foreign governments, including China, have instituted or are considering imposing reciprocal tariffs on certain U.S. goods. It remains unclear what the current U.S. administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers, increase the cost of materials purchased to manufacture our product candidates and negatively impact the United States or global economy or certain sectors thereof and, thus, could adversely impact our business, financial condition or results of operations.

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

(c) Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the quarter ended June 30, 2025, none of our officers or directors adopted or terminated any such trading arrangements.

Item 6. Exhibits

Exhibit Number	Description of Document

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (File No. 001-42513), filed on February 14, 2025).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of Amendment No. 1 of our Registration Statement on Form S-1/A (File No. 333-284440), filed on February 6, 2025).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 of our Registration Statement on Form S-1/A (File No. 333-284440), filed on February 6, 2025).

10.1+*	2025 Inducement Equity Incentive Plan.

10.2+*	2025 Inducement Equity Incentive Plan Form of Stock Option Agreement.

10.3+*	2025 Inducement Equity Incentive Plan Form of Restricted Stock Unit Agreement.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1†	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory plan.

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AARDVARK THERAPEUTICS, INC.

Date: August 13, 2025	By:	/s/ Tien-Li Lee, M.D.
Tien-Li Lee, M.D.
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Nelson Sun
Nelson Sun
Chief Financial Officer
(Principal Financial and Accounting Officer)