Form 10-Q
period 2025-09-30
Aardvark Therapeutics, Inc.
filed 2025-11-13
CIK 1774857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of Registrant’s common stock outstanding as of November 3, 2025 was 21,773,272.

Table of Contents

		Page
PART I	FINANCIAL INFORMATION	1
Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2025 and 2024	2
	Unaudited Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2025 and 2024	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31
PART II	OTHER INFORMATION	33
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	93
Item 3.	Defaults Upon Senior Securities	93
Item 4.	Mine Safety Disclosures	93
Item 5.	Other Information	94
Item 6.	Exhibits	95
Signatures		96

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AARDVARK THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$39,285	$61,641
Short-term investments	87,065	12,022
Prepaid expenses and other current assets	2,857	474
Total current assets	129,207	74,137
Operating lease right-of-use asset	439	735
Other assets	3,583	2,635
Total assets	$133,229	$77,507
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$4,444	$2,298
Accrued liabilities	5,863	2,291
Operating lease liability, current portion	429	338
Total current liabilities	10,736	4,927
Operating lease liability, net of current portion	116	441
Other long-term liabilities	—	26
Total liabilities	10,852	5,394
Commitments and contingencies (Note 9)
Convertible preferred stock, $0.00001 par value; no shares and 96,941,453 shares authorized at September 30, 2025 and December 31, 2024, respectively; no shares and 96,941,453 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively; liquidation preference of $0 and $129,135 at September 30, 2025 and December 31, 2024, respectively	—	126,756
Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value; 10,000,000 and no shares authorized at September 30, 2025 and December 31, 2024, respectively; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value; 490,000,000 and 157,230,354 shares authorized at September 30, 2025 and December 31, 2024, respectively; 21,745,265 and 4,075,386 shares issued at September 30, 2025 and December 31, 2024, respectively; 21,745,265 and 4,066,969 shares outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	220,615	3,684
Accumulated other comprehensive income	82	—
Accumulated deficit	(98,320)	(58,327)
Total stockholders’ equity (deficit)	122,377	(54,643)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$133,229	$77,507

See accompanying notes to unaudited condensed consolidated financial statements.

AARDVARK THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$13,737	$4,065	$34,637	$9,301
General and administrative	3,966	1,026	9,384	3,917
Credit loss—related party accounts receivable	—	—	—	117
Total operating expenses	17,703	5,091	44,021	13,335
Loss from operations	(17,703)	(5,091)	(44,021)	(13,335)
Other income (expense), net:
Unrealized gain (loss) on short-term investments	36	(91)	14	(171)
Interest and dividend income	1,351	1,000	4,014	1,697
Total other income, net	1,387	909	4,028	1,526
Net loss	$(16,316)	$(4,182)	$(39,993)	$(11,809)
Net loss per share of common stock, basic and diluted (Note 3)	$(0.75)	$(1.05)	$(2.12)	$(2.97)
Weighted-average shares used in net loss per share calculation (Note 3)	21,713,858	3,986,997	18,897,489	3,974,152

Comprehensive loss:
Net loss	$(16,316)	$(4,182)	$(39,993)	$(11,809)
Unrealized gain on short-term investments	85	—	82	—
Comprehensive loss	$(16,231)	$(4,182)	$(39,911)	$(11,809)

See accompanying notes to unaudited condensed consolidated financial statements.

AARDVARK THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Outstanding Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, June 30, 2025	—	$—	21,693,016	$—	$218,932	$(3)	$(82,004)	$136,925
Exercise of common stock options	—	—	48,372	—	171	—	—	171
Vesting of restricted common stock	—	—	3,877	—	12	—	—	12
Stock-based compensation expense	—	—	—	—	1,500	—	—	1,500
Unrealized gain short-term investments	—	—	—	—	—	85	—	85
Net loss	—	—	—	—	—	—	(16,316)	(16,316)
Balance, September 30, 2025	—	$—	21,745,265	$—	$220,615	$82	$(98,320)	$122,377

Balance, December 31, 2024	96,941,453	$126,756	4,066,969	$—	$3,684	$—	$(58,327)	$(54,643)
Issuance of common stock in initial public offering, net of discounts and issuance costs of $10.4 million	—	—	6,120,661	—	87,495	—	—	87,495
Conversion of convertible preferred stock into common stock upon initial public offering	(96,941,453)	(126,756)	11,439,838	—	126,756	—	—	126,756
Exercise of common stock options	—	—	106,430	—	276	—	—	276
Vesting of restricted common stock	—	—	11,367	—	37	—	—	37
Stock-based compensation expense	—	—	—	—	2,367	—	—	2,367
Unrealized gain on short-term investments	—	—	—	—	—	82	—	82
Net loss	—	—	—	—	—	—	(39,993)	(39,993)
Balance, September 30, 2025	—	$—	21,745,265	$—	$220,615	$82	$(98,320)	$122,377

See accompanying notes to unaudited condensed consolidated financial statements.

AARDVARK THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Outstanding Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, June 30, 2024	96,941,453	$126,845	3,968,003	$—	$3,060	$(45,366)	$(42,306)
Issuance costs in connection with issuance of Series C convertible preferred stock	—	(89)	—	—	—	—	—
Exercise of common stock options	—	—	88,533	—	169	—	169
Vesting of restricted common stock	—	—	—	—	1	—	1
Stock-based compensation expense	—	—	—	—	144	—	144
Net loss	—	—	—	—	—	(4,182)	(4,182)
Balance, September 30, 2024	96,941,453	$126,756	4,056,536	$—	$3,374	$(49,548)	$(46,174)

Balance, December 31, 2023	48,910,723	$43,904	3,966,376	$—	$2,937	$(37,739)	$(34,802)
Issuance of Series C convertible preferred stock, net of issuance costs of $2,148	48,030,730	82,852	—	—	—	—	—
Exercise of common stock options	—	—	88,533	—	169	—	169
Vesting of restricted common stock	—	—	1,627	—	2	—	2
Stock-based compensation expense	—	—	—	—	266	—	266
Unrealized gain on short-term investments	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(11,809)	(11,809)
Balance, September 30, 2024	96,941,453	$126,756	4,056,536	$—	$3,374	$(49,548)	$(46,174)

See accompanying notes to unaudited condensed consolidated financial statements.

AARDVARK THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(39,993)	$(11,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Credit loss—related party accounts receivables	—	117
Stock-based compensation expense	2,367	266
Non-cash lease expense	296	129
Unrealized (gain) loss on short-term investments	(14)	171
Amortization of discount on short-term investments	(1,073)	—
Depreciation expense	26	8
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,591)	(126)
Accounts payable	2,611	(395)
Accrued liabilities	4,243	1,388
Operating lease liability	(234)	(109)
Net cash used in operating activities	(37,362)	(10,360)
Investing activities:
Purchases of short-term investments	(124,651)	—
Maturities/sales of short-term investments	50,777	—
Purchases of property and equipment	(95)	(103)
Net cash used in investing activities	(73,969)	(103)
Financing activities:
Proceeds from sale and issuance of common stock in initial public offering, net of underwriting discounts	91,075	—
Financing costs paid in connection with initial public offering	(2,387)	(16)
Proceeds from sale and issuance of Series C convertible preferred stock	—	85,000
Financing costs paid in connection with issuance of Series C convertible preferred stock	—	(2,148)
Proceeds from exercises of common stock options	287	169
Net cash provided by financing activities	88,975	83,005
Net (decrease) increase in cash and cash equivalents	(22,356)	72,542
Cash and cash equivalents at beginning of year	61,641	9,735
Cash and cash equivalents at end of year	$39,285	$82,277
Supplemental schedule of non-cash financing activity:
Conversion of convertible preferred stock into common stock upon initial public offering	$126,756	$—

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

Liquidity

As of September 30, 2025, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, discovering ARD-101, establishing and maintaining its intellectual property portfolio, conducting research, preclinical studies and clinical trials, manufacturing of ARD-101 and related raw materials, and providing general and administrative support for these operations. The Company does not have any products approved for sale and has not generated any revenue to date. In addition, the Company has a limited operating history, has incurred significant net losses and negative cash flows from operations since its inception and expects that its expenses and operating losses will increase substantially for the foreseeable future. As of September 30, 2025, the Company had an accumulated deficit of $98.3 million.

The Company believes its cash, cash equivalents and short-term investments of $126.4 million as of September 30, 2025 will be sufficient for the Company to continue as a going concern for at least one year following the date that the unaudited condensed consolidated financial statements are available to be issued.

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

Unaudited Condensed Consolidated Interim Financial Information

The unaudited condensed consolidated balance sheet as of September 30, 2025, the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024, the unaudited condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2025 and 2024, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for the interim period presented. The financial data and the other financial information contained in these notes to the unaudited condensed consolidated financial statements related to the three and nine months ended September 30, 2025 and 2024 are also unaudited. The consolidated results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period.

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

Short-Term Investments

Short-term investments consist of investments in corporate equity securities with readily determinable fair values and short-term debt obligations of the U.S. Treasury with original maturities in excess of three months. The investments in corporate equity securities with readily determinable fair values are reported at fair value with changes in fair value recorded in the unaudited condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2025, unrealized gains of $36,000 and $14,000, respectively, and during the three and nine months ended September 30, 2024, unrealized losses of $91,000 and $171,000, respectively, were reported in other income (expense), net in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

The Company obtains pricing information from its investment manager and generally determines the fair value of debt securities using standard observable inputs, including reported trades, broker/dealer quotes, and bid and/or offers. The Company classifies its investment securities as available-for-sale, as the sale of such securities may be required prior to maturity. Management determines the appropriate classification of its investments in debt securities at the time of purchase. Investments with original maturities beyond three months at the date of purchase and which mature at, or less than 12 months from, the balance sheet date are classified as short-term investments. Investments with contractual maturities beyond one year are also classified as short-term due to the Company’s ability to liquidate the investment for use in operations within the next 12 months. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as accumulated other comprehensive income (loss) until realized. The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and dividend income in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss and accrued interest receivable is included in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets.

At each balance sheet date, the Company reviews its available-for-sale debt securities that are in an unrealized loss position to determine whether the unrealized loss or any potential credit losses should be recognized in the unaudited condensed consolidated statements of operations and comprehensive loss. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through net income (loss). For available-for-sale securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in other income, net through an allowance account. There have been no impairment or credit losses recognized during any of the periods presented related to investments in the Company's available-for-sale debt securities.

Deferred Financing Costs

Financing costs, consisting of legal, professional, accounting, and other third-party fees that are directly associated with in-process equity financings are deferred until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ deficit as a reduction of proceeds generated as a result of the offering. In the event a financing is terminated, the deferred financing costs will be expensed as a charge to operating expenses in the unaudited condensed consolidated statements of operations and comprehensive loss. As of September 30, 2025 and December 31, 2024, capitalized deferred financing costs totaled zero and $2.3 million, respectively, and are included in other assets in the accompanying unaudited condensed consolidated balance sheets.

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

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses consist primarily of external and internal costs incurred in performing preclinical and clinical development activities. External costs include fees paid to contract research organizations and consultants in connection with product development activities, including regulatory activities, costs related to manufacturing materials for preclinical studies and clinical trials and license fees. Internal costs include personnel-related costs such as salaries and related expenses for employees involved in research and development efforts, facilities-related costs, depreciation, and other allocated expenses. Non-refundable advance payments for goods and services for future research and development activities are deferred and included in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets and are expensed as the goods are delivered or the related services are performed.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on certain investments. For the three and nine months ended September 30, 2025, comprehensive loss includes unrealized losses on short-term investments. Net loss and comprehensive loss were the same for the three and nine months ended September 30, 2024.

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

3.
Net Loss Per Share

Basic net loss per share of common stock attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. The Company has excluded 1,899 and 5,402 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2025, respectively, and 6 and 231 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2024, respectively.

Basic and diluted net loss attributable to common holders per share is presented in conformity with the two-class method required for participating securities as the convertible preferred stock were considered participating securities because they participated in dividends with the common stock. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of all series of convertible preferred stock and the holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods. Accordingly, for the three and nine months ended September 30, 2025 and 2024, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.

The Company excluded the following potential shares of its common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	September 30, 2025
	2025	2024
Conversion of outstanding convertible preferred stock	—	11,439,838
Options to purchase common stock	2,934,712	934,368
Employee Stock Purchase Plan shares	11,137	—
Total	2,945,849	12,374,206

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

As of September 30, 2025 and December 31, 2024, assets measured at fair value on a recurring basis were as follows (in thousands):

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents
Money market mutual funds	$26,440	$26,440	$—	$—
Total cash equivalents	$26,440	$26,440	$—	$—
Short-term investments
Scilex Holding Company common stock	$49	$49	$—	$—
Sorrento Therapeutics, Inc. common stock	2	2	—	—
U.S. Treasury obligations	87,014	—	87,014	—
Total short-term investments	$87,065	$51	$87,014	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents
Money market funds	$43,246	$43,246	$—	$—
Total cash equivalents	$43,246	$43,246	$—	$—
Short-term investments
Scilex Holding Company common stock	$37	$37	$—	$—
Sorrento Therapeutics, Inc. common stock	—	—	—	—
U.S. Treasury obligations	11,985	—	11,985	—
Total short-term investments	$12,022	$37	$11,985	$—

There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2025 and 2024.

The Company determines the fair value of its money market mutual funds and treasury bonds based upon quoted prices in active markets for identical and similar assets as applicable. At September 30, 2025 and December 31, 2024, the Company did not hold any investments, within cash equivalents, that were in a material unrealized gain or loss position.

5.
Short-Term Investments

The following table summarizes the available-for-sale investment debt securities held at September 30, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury obligations	$86,932	$82	$—	$87,014
Total	$86,932	$82	$—	$87,014

The following table summarizes the available-for-sale debt investment securities held at December 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury obligations	$11,985	$—	$—	$11,985
Total	$11,985	$—	$—	$11,985

As of September 30, 2025, the available-for-sale investment debt securities by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$86,932	$87,014
Total	$86,932	$87,014

At December 31, 2024, the contractual maturity of the available-for-sale investment debt securities ranged from 94 days to 97 days.

6.
Balance Sheet Details

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Research and development costs	$3,393	$1,222
Compensation-related expenses	2,150	225
Deferred offering costs	—	671
Other	320	173
Total accrued liabilities	$5,863	$2,291

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

Stock-Based Compensation Expense

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expense	$571	$107	$1,065	$164
General and administrative expense	929	37	1,302	102
Total stock-based compensation expense	$1,500	$144	$2,367	$266

As of September 30, 2025, the unrecognized compensation cost related to outstanding time-based stock options was $18.5 million and is expected to be recognized over a weighted-average period of 3.4 years.

Employee Stock Purchase Plan

In January 2025, the Company’s board of directors adopted the 2025 Employee Stock Purchase Plan (the "ESPP"), which became effective on February 11, 2025. The ESPP permits participants to purchase common stock through payroll deductions of up to 100% of their eligible compensation. Initially, a total of 215,000 shares of common stock was reserved for issuance under the ESPP. The first offering period under the ESPP commenced in April 2025. Stock compensation expense for the three and nine months ended September 30, 2025 related to the ESPP was immaterial.

Early Exercise Liability

The right to repurchase shares that were exercised prior to the time the options have vested generally lapses over the four-year vesting period. As of September 30, 2025 and December 31, 2024, the early exercise liability was approximately zero and $26,000, respectively, and is included in other long-term liabilities. For accounting purposes, the early exercise of options is not considered to be a substantive exercise until the underlying awards vest and are not considered to be outstanding until those shares vest.

A summary of the unvested shares of common stock issued pursuant to an early exercise of stock option awards is as follows:

Number of Unvested Shares
Balance at January 1, 2025	8,417
Early-exercised stock options	2,950
Vested shares	(11,367)
Balance at September 30, 2025	—

8.
Sale of Intellectual Property

In April 2021, the Company sold to Sorrento Therapeutics, Inc. (“Sorrento”) the patent rights to certain assets in exchange for 616,655 shares of Sorrento’s publicly traded common stock with a total fair value of approximately $4.7 million on the date of the agreement. In addition, the Company is eligible to receive future development and commercial milestone payments of up to $23.0 million, as well as future royalties on net sales in the low single digit percentages. In May 2022, Sorrento assigned the above-mentioned patent rights and agreement to its subsidiary, Scilex Holding Company (“Scilex”), which became a publicly traded company in November 2022. Due to the high degree of uncertainty, outside of the Company’s control, related to these milestones and future royalty payments, they are considered fully constrained as of September 30, 2025.

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

9.
Commitments and Contingencies

Acquisition-Related Liabilities

In 2023 and 2024, the Company acquired the rights to certain intellectual property in exchange for an upfront cash payment of $0.3 million and $0.6 million, respectively, (included in research and development expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss), and the sellers’ right to receive additional consideration upon the achievement of specified regulatory and commercial milestones associated with products developed by the Company utilizing the acquired in-process research and development. At September 30, 2025, potential future regulatory and commercial milestone payments under these agreements totaled an aggregate of approximately $180.5 million.

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2025, the Company’s management is not aware of any legal proceedings or matters that could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. At September 30, 2025, no claims exist under indemnification arrangements and accordingly, no amounts have been accrued in its unaudited condensed consolidated financial statements as of September 30, 2025.

10.
Related Party Transactions

Equity Holders

As of September 30, 2025, family members of the Company’s Chief Executive Officer are investors in the Company and owned an aggregate of 1,975,323 shares of common stock. As of December 31, 2024, these family members owned 1,828,052 shares of the Company’s common stock, 437,503 shares of the Company’s Series A convertible preferred stock, 782,228 shares of the Company’s Series B convertible preferred stock and 28,253 shares of the Company’s Series C convertible preferred stock.

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

In conjunction with the Spinoff, the Company entered into a Transition Services Agreement with Aardwolf, which expired in May 2024, pursuant to which the Company has a right to reimbursement for certain administrative and personnel costs incurred and paid by the Company on behalf of Aardwolf. As of each of September 30, 2025 and December 31, 2024, unreimbursed costs incurred on behalf of Aardwolf totaled $1.4 million. The Company determined that the current operations of Aardwolf do not support its ability to repay this related party receivable and as a result, these unreimbursed costs are deemed uncollectible and have been fully written off and are carried as zero in the accompanying unaudited condensed consolidated balance sheets. Of the total unreimbursed expenses incurred, zero and $0.1 million were written-off as uncollectible in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024, respectively. The Company will reassess estimated recoveries on previously written off balances each reporting period.

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

Credit loss activity for the periods presented for the related accounts receivable and convertible promissory note, which are carried at zero in the accompanying unaudited condensed consolidated balance sheets, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance as of the beginning of the period	$2,368	$2,368	$2,368	$2,251
Credit losses recognized on accounts receivable	—	—	—	117
Balance as of the end of the period	$2,368	$2,368	$2,368	$2,368

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

The Company views its operations and manages its business as one operating segment, focused on the discovery and development of novel therapies for the treatment of metabolic diseases. Segment profit or loss is measured as the Company’s net loss as reported on the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. The Company monitors its cash and cash equivalents and short-term investments as reported on the Company’s unaudited condensed consolidated balance sheets to determine funding for its research and development. The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total assets.

As the Company does not currently generate revenue, the CODM assesses Company performance through the achievement of pre-clinical and clinical research goals. In addition to the Company’s unaudited condensed consolidated statements of operations and comprehensive loss, the CODM is regularly provided with budgeted and forecasted expense information which is used to determine the Company’s liquidity needs and cash allocation.

Segment net loss, including significant segment expenses regularly provided to the CODM, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expenses:
Research expenses	$10,467	$2,685	$26,156	$6,296
Personnel-related (including stock-based compensation expense)	3,046	1,198	7,776	2,733
Facilities-related and other allocated costs	224	182	705	272
Total Research and development expenses	13,737	4,065	34,637	9,301
General and administrative expenses	3,966	1,026	9,384	3,917
Credit loss – related party accounts receivable	—	—	—	117
Interest and dividend income	(1,351)	(1,000)	(4,014)	(1,697)
Unrealized (gain) loss on short-term investments	(36)	91	(14)	171
Net loss	$16,316	$4,182	$39,993	$11,809

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

Our wholly-owned lead product candidate, ARD-101, is an oral gut-restricted small-molecule agonist of certain TAS2Rs expressed in the gut lumen for which we have initiated a Phase 3 clinical trial for hyperphagia associated with Prader-Willi Syndrome (PWS), which is referenced as the HERO (Hunger Elimination or Reduction Objective) trial. In our completed Phase 2 clinical trial in subjects with hyperphagia associated with PWS, ARD-101 was shown to be well-tolerated and demonstrated clinical activity through a reduction in Hyperphagia Questionnaire for Clinical Trials (HQ-CT) score. We have aligned with the FDA on a protocol for a potentially pivotal Phase 3 clinical trial, which we initiated in December 2024. In preparation for these trials, we have expanded our clinical management and regulatory capabilities, including hiring clinical, regulatory and quality personnel, and we expect to continue to need to expand our clinical management and regulatory capabilities and to rely on third parties to conduct our pivotal clinical trials. Enrollment for this trial initiated in the second quarter of 2025. In August 2025, we submitted a protocol amendment to remove the use of anti-psychotics and insulin-requiring type 2 diabetes as exclusion criteria for the clinical trial. In October 2025, we reached alignment with the FDA on a protocol amendment to change the minimum age of eligibility to participate in the trial from 13 to 10 years of age. This change broadens the eligible population for the clinical trial and expands the potential target market within the PWS market. We anticipate that topline data for the HERO clinical trial will be available in the third quarter of 2026. An Independent Advisory Review Committee will conduct an interim analysis to assess whether an increase in sample size is warranted. In addition, during the third quarter of 2025, we commenced enrollment for the HERO Open Label Extension (OLE) trial and we initiated our first clinical sites in Australia. The OLE trial is available to patients completing the HERO clinical trial.

We have delayed indefinitely our plans to evaluate ARD-101 in a Phase 2 clinical trial for hyperphagia associated with hypothalamic obesity (HO), which was referenced as the HONOR (Hypothalamic Obesity Neutralized On TAS2R) trial. This will allow us to direct more resources to focus on the application of ARD-201.

ARD-201 is planned to be a fixed-dose combination of the active ingredient in ARD-101 and a dipeptidyl peptidase-4 (DPP-4) inhibitor. Currently, both drugs are administered separately, but for ease of nomenclature, the combination treatment is referred to as ARD-201 throughout this document as it represents the intended final formulation. We previously planned to initiate a Phase 2 clinical trial referenced as the EMPOWER (Exploratory Multi-arm Prevention of WEight Regain) trial to explore the magnitude of ARD-201’s effect on a variety of parameters related to obesity and obesity-related conditions. Driven by new preclinical data, we now intend to substitute the EMPOWER trial with two separate trials to explore specific potential applications of ARD-201. The first of these trials is expected to be a Phase 2 clinical trial and is referenced as POWER (Prevention Of WEight Regain), which will primarily focus on the potential effect of ARD-201 (a co-administered combination of ARD-101 and a dipeptidyl peptidase-4 (DPP-4) inhibitor) on the prevention of the commonly observed weight regain of subjects that discontinue use of GLP-1 receptor agonist (GLP-1RA) treatment after having previously achieved substantial weight loss (approximately 15%) while on GLP-1RA treatment. We estimate treatment duration to be 24 weeks, with a 12-week interim analysis. Secondary endpoints will include body composition with a focus on lean body mass preservation or recovery as well as many additional exploratory endpoints. We expect to initiate the POWER trial within a similar time period as previously envisioned for the EMPOWER trial, which is in the second half of 2025 with anticipated preliminary or interim data available in the second half of 2026. We believe that the design of the POWER trial will allow for more focused data generation to elucidate the potential of ARD-201 for preventing weight regain after GLP-1RA discontinuation.

The additional trial focusing on ARD-201 will be the STRENGTH (Sitagliptin and TAS2R for weight Reduction with Exercise, Nutrition, and GLP-1RA Trial and Hunger assessment) trial. This trial, which we expect will be a Phase 2 clinical trial, will explore the remaining key questions that were intended with the previously communicated EMPOWER trial that are not already being addressed with the POWER trial. Specifically, STRENGTH trial endpoints will include placebo adjusted weight loss and the potential additive effect of ARD-201 given in combination with GLP-1RA therapy. Secondary endpoints will include evaluating differences in absolute weight loss as well as relative quality of weight loss in terms of proportionality of lean muscle versus fat loss with each arm. We believe that the POWER and STRENGTH trials will enhance the probability of detecting potential clinical benefit with better clarity and precision than the trial design for the previously contemplated EMPOWER trial. We plan to initiate the STRENGTH trial in the first half of 2026.

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

Body Weight
60
55
50
45
40
35
Weight (g)
0
5
10
15
20
25
30
Day of Dosing
Vehicle
Sitagliptin Diet
ARD-201

(A) Body weight changes in DIO mice treated with ARD-201, sitagliptin diet, or vehicle. Body weight trajectories following once-daily oral administration of vehicle (water + saline), 6 g/kg sitagliptin chow diet or ARD-201 (75 mg/kg ARD-101 and sitagliptin chow diet). Data are presented as means (dot symbols) ± standard error of the mean (SEM) (bars) for each treatment group.

(B) Percent change in body weight in (Day 30 relative to Day 0). Data are presented as means (bars) and SEM (error bars), with individual values overlaid (dots). Mice were maintained on high-fat diet throughout the study. N = 9 for vehicle and ARD-201 groups. N = 7 for sitagliptin diet group.

In the same preclinical study, glucose homeostasis, as indicated by glucose curves and the area under the curve (AUC) from an Intraperitoneal Glucose Tolerance Test (IPGTT), was improved on Day 14 in the ARD-201 group compared to the negative (vehicle) control.

(A) Glucose curves from mice treated with ARD-201, sitagliptin diet, or vehicle from IPGTT at Day 14. Glucose curves over a 90-minute interval of vehicle (water + saline), 6 g/kg sitagliptin chow diet, or ARD-201 (75 mg/kg ARD-101 and sitagliptin chow diet). Data are presented as means (dot symbols) ± SEM (bars) for each treatment group. N = 9 for vehicle and ARD-201 groups. N = 7 for sitagliptin diet group. N = 10 for baseline group.

(B) AUC from IPGTT at Day 14. Data are presented as means (bars) and SEM (error bars), with individual values overlaid (dots). Mice were maintained on high-fat diet throughout the study. N = 9 for vehicle and ARD-201 groups. N = 7 for sitagliptin diet group. *** P < 0.001 for AUC0-90minvs. the vehicle group.

Additional data suggest that ARD-201 may curtail weight regain experienced after discontinuation of GLP-1RA agents. In DIO mice that were transiently treated with tirzepatide (used as a representative of the GLP-1RA class of agents), ARD-201 as a monotherapy showed improved weight maintenance compared to the negative (vehicle) control and demonstrated similar weight maintenance compared to continued treatment with high-dose tirzepatide (see figure below). Moreover, the combination of ARD-201 and the low dose of tirzepatide that was modestly effective on its own showed continued weight loss compared to high-dose tirzepatide. Details of the study have been submitted for peer review publication.

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

In the same preclinical study on Day 37, data suggest that ARD-201, as monotherapy and in combo, showed significant improvement in glucose tolerance compared to the negative (vehicle) control. The combination of ARD-201 and low-dose tirzepatide achieved the most rapid glucose clearance.

IPGTT
600
400
200
0
Glucose (mg/dL)
0
30
60
90
Minutes
Vehicle
Tirzepatide (1 nmol/kg)
ARD-201
Tirzepatide (10 nmol/kg)
ARD-201 + Tirzepatide (1 nmol/kg)

IPGTT: Area Under the Curve
60000
40000
20000
0
IGPTT AUC0-90 min (mg/dL/min)
Baseline
***
***
***
***
Vehicle
Tirzepatide (1 nmol/kg)
Tirzepatide (10 nmol/kg)
ARD-201
ARD-201 + Tirzepatide (1 nmol/kg)

(A) Glucose curves from mice treated once daily with either vehicle (water + saline), low-dose tirzepatide (1 nmol/kg body weight), high-dose tirzepatide (10 nmol/kg body weight), ARD-201 (ARD-101, 75 mg/kg body weight and sitagliptin chow, 6 g/kg diet), or ARD-201-tirzepatide combo, over a 90-minute period. Data are presented as means (dot symbols) ± SEM (bars) for each treatment group.

(B) AUC from IPGTT. Data are presented as means (bars) and SEM (error bars), with individual values overlaid (dots). N = 8 per group. *** P< 0.001 for AUC0-90min vs. the vehicle group.

At termination of the preclinical study, high-dose tirzepatide, ARD-201 monotherapy, and ARD-201 combined with low-dose tirzepatide showed significant reductions in fat mass via DEXA scan compared to vehicle. High-dose tirzepatide and the ARD-201 combo reduced lean body mass compared with vehicle, whereas ARD-201 alone showed no significant reduction in lean mass.

Fat Mass
Lean Body Mass
Mass (g)
40
30
20
10
0
*
**
***
Vehicle
Tirzepatide (1 nmol/kg)
Tirzepatide (10 nmol/kg)
ARD-201
ARD-201 + Tirzepatide (1 nmol/kg)

(A) Fat and lean body mass measured at termination, in grams. DEXA values of vehicle (water + saline), low-dose tirzepatide (1 nmol/kg body weight), high-dose tirzepatide (10 nmol/kg body weight), ARD-201 (ARD-101, 75 mg/kg body weight and sitagliptin chow, 6 g/kg diet), or ARD-201-tirzepatide combo. Data are presented as means (bars) and SEM (error bars), with individual values overlaid (dots). N = 8 per group. * P< 0.05, ** P < 0.01, and *** P < 0.001 vs the vehicle group.

Beyond our lead product candidate, ARD-101, and our ARD-201 program, we are also developing other programs for the potential treatment of indications with high unmet need, including other indications that may be treated by activating TAS2R signaling.

Since we commenced operations in 2017, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, discovering and developing ARD-101 and developing ARD-201, establishing and maintaining our intellectual property portfolio, conducting research, preclinical studies, and clinical trials, manufacturing of ARD-101 and related raw materials, and providing general and administrative support for these operations.

We have incurred significant net losses and negative cash flows from operations since our inception and, as of September 30, 2025, we had an accumulated deficit of $98.3 million. Our net losses for the three and nine months ended September 30, 2025 were $16.3 million and $40.0 million, respectively, and $4.2 million and $11.8 million for the three and nine months ended September 30, 2024, respectively. We expect our expenses and operating losses will increase substantially for the foreseeable future as we:

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

From inception and up to the date of our IPO in February 2025, we had raised a total of $129.1 million in gross proceeds to fund our operations from the sale and issuance of shares of our convertible preferred stock. In February 2025, we completed our IPO with the sale of 6,120,661 shares of common stock, which included the partial exercise by the underwriters of their option to purchase 232,661 additional shares, at an IPO price of $16.00 per share and received net proceeds of approximately $87.5 million. As of September 30, 2025, we had cash, cash equivalents and short-term investments of $126.4 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations into 2027. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Macroeconomic Trends

We may be affected by unfavorable economic conditions and challenges in the United States and abroad, such as the effects of the ongoing geopolitical conflicts in Ukraine, ongoing conflicts in the Middle East, tensions in U.S.-China relations, changes in tariff rates and the implementation of any trade barriers, disruptions in the banking industry and inflationary trends. The fiscal years 2024 and 2023 were marked by significant market uncertainty and increasing inflationary pressures. These market dynamics have continued into 2025, and these and similar adverse market conditions may negatively impact our business, financial position, results of operations and growth prospects. For further discussion of the potential impacts of macroeconomic events on us, refer to Part II, Item 1A, “Risk Factors,” of this Quarterly Report.

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

We do not track our research and development expenses on a program-specific basis or allocate our internal costs associated with our discovery and development efforts because these costs are deployed across multiple programs and, as such, are not separately classified. Since our inception and through September 30, 2025, substantially all of our external costs have been related to the research and development of ARD-101.

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

Results of Operations

Comparison of the Three Months ended September 30, 2025 and 2024

The following table summarizes our results of operations for each of the periods indicated:

	Three Months Ended September 30,
	2025	2024	Change
(in thousands)
Operating expenses:
Research and development	$13,737	$4,065	$9,672
General and administrative	3,966	1,026	2,940
Total operating expenses	17,703	5,091	12,612
Loss from operations	(17,703)	(5,091)	(12,612)
Other income, net	1,387	909	478
Net loss	$(16,316)	$(4,182)	$(12,134)

Research and Development Expenses

The following table summarizes our R&D expenses for each of the periods indicated:

	Three Months Ended September 30,
	2025	2024	Change
(in thousands)
External costs	$10,467	$2,685	$7,782
Internal costs:
Personnel-related (including stock-based compensation expense)	3,046	1,198	1,848
Facilities-related (including depreciation) and other allocated costs	224	182	42
Total internal costs	3,270	1,380	1,890
Total R&D expenses	$13,737	$4,065	$9,672

R&D expenses were $13.7 million and $4.1 million for the three months ended September 30, 2025 and 2024, respectively. The $9.7 million increase for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 resulted primarily from an increase of $7.8 million for external expenses incurred for clinical studies and chemistry, manufacturing and controls (CMC) primarily related to the development of ARD-101 and a $1.8 million increase in personnel-related costs due to increased headcount.

General and Administrative (G&A) Expenses

G&A expenses were $4.0 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively. The $2.9 million increase for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 primarily resulted from a $1.7 million increase in personnel-related costs due to increased headcount, a $0.8 million increase in facilities and other costs and a $0.4 million increase in legal and other professional costs. The increase in non-facilities costs were partially related to commencing operations as a public company in February 2025.

Other Income, Net

Other income, net was $1.4 million and $0.9 million for the three months ended September 30, 2025 and 2024, respectively. The $0.5 million increase for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 resulted primarily from higher interest income generated by our higher invested cash balances.

Comparison of the Nine Months ended September 30, 2025 and 2024

The following table summarizes our results of operations for each of the periods indicated:

	Nine Months Ended September 30,
	2025	2024	Change
(in thousands)
Operating expenses:
Research and development	$34,637	$9,301	$25,336
General and administrative	9,384	3,917	5,467
Credit loss – related party accounts receivable	—	117	(117)
Total operating expenses	44,021	13,335	30,686
Loss from operations	(44,021)	(13,335)	(30,686)
Other income, net	4,028	1,526	2,502
Net loss	$(39,993)	$(11,809)	$(28,184)

Research and Development Expenses

The following table summarizes our R&D expenses for each of the periods indicated:

	Nine Months Ended September 30,
	2025	2024	Change
(in thousands)
External costs	$26,156	$6,296	$19,860
Internal costs:
Personnel-related (including stock-based compensation expense)	7,776	2,733	5,043
Facilities-related (including depreciation) and other allocated costs	705	272	433
Total internal costs	8,481	3,005	5,476
Total R&D expenses	$34,637	$9,301	$25,336

R&D expenses were $34.6 million and $9.3 million for the nine months ended September 30, 2025 and 2024, respectively. The $25.3 million increase for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 resulted primarily from an increase of $19.9 million for external expenses incurred for clinical studies and CMC primarily related to the development of ARD-101 and a $5.0 million increase in personnel-related costs due to increased headcount.

General and Administrative (G&A) Expenses

G&A expenses were $9.4 million and $3.9 million for the nine months ended September 30, 2025 and 2024, respectively. The $5.5 million increase for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 primarily resulted from a $2.7 million increase in personnel-related costs, a $1.9 million increase in facilities and other costs and a $0.9 million increase in legal and other professional costs. The increase in non-facilities costs were partially related to commencing operations as a public company in February 2025.

Credit Loss – Related Party Accounts Receivable

Amounts written off as uncollectible related to the Transition Services Agreement with Aardwolf were zero and $0.1 million for the nine months ended September 30, 2025 and 2024, respectively. The $0.1 million decrease for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was due to the expiration of the Transition Services Agreement in May 2024.

Other Income, Net

Other income, net was $4.0 million and $1.5 million for the nine months ended September 30, 2025 and 2024, respectively. The $2.5 million increase for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 resulted primarily from higher interest income generated by our higher invested cash balances.

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

Future Funding Requirements

As of September 30, 2025, we had cash, cash equivalents and short-term investments of $126.4 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations into 2027. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies, manufacturing and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

We have incurred significant operating losses since our inception and, as of September 30, 2025, we had an accumulated deficit of $98.3 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially for the reasons described above.

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
•
the timing and payment of milestone, royalty or other payments we must make pursuant to our existing and potential license or collaboration agreements with third parties;
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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Nine Months Ended September 30,
	2025	2024
(in thousands)
Net cash used in operating activities	$(37,362)	$(10,360)
Net cash used in investing activities	(73,969)	(103)
Net cash provided by financing activities	88,975	83,005
Net (decrease) increase in cash and cash equivalents	$(22,356)	$72,542

Operating Activities

Net cash used in operating activities was $37.4 million and $10.4 million for the nine months ended September 30, 2025 and 2024, respectively. The net cash used in operating activities during the nine months ended September 30, 2025 was primarily due to our reported net loss of $40.0 million, net of non-cash items (including amortization of discount on short-term investments, unrealized gains on short-term investments, stock-based compensation expense, and non-cash lease expense) totaling $1.6 million and a $1.0 million net change of our net operating assets. Net cash used in operating activities during the nine months ended September 30, 2024 was primarily due to our reported net loss of $11.8 million, net of non-cash charges (including unrealized losses on short-term investments, credit losses, stock-based compensation expense, and non-cash lease expense) totaling $0.7 million and a $0.8 million net decrease of our net operating assets. The increase in cash used in operations during the nine months ended September 30, 2025 in comparison to the nine months ended September 30, 2024 was primarily attributable to increased research and development activities.

Investing Activities

Net cash used in investing activities was $74.0 million during the nine months ended September 30, 2025 primarily as a result of the purchase of short-term investments during the period, offset by maturities of short-term investments during the period and purchases of equipment. Net cash used in investing activities was $0.1 million during the nine months ended September 30, 2024 as a result of the purchase of property and equipment during the period.

Financing Activities

Net cash provided by financing activities was $89.0 million during the nine months ended September 30, 2025 primarily as a result of proceeds from the sale and issuance of shares of our common stock in our IPO in February 2025 for proceeds of $91.1 million, net of underwriting discounts, offset by payments for IPO costs of $2.4 million. Net cash provided by financing activities was $83.0 million during the nine months ended September 30, 2024 primarily as a result of the sale and issuance of shares of our Series C convertible preferred stock in May 2024 for net proceeds of $82.9 million.

Contractual Obligations and Other Commitments

There have been no material changes to our contractual obligations and other commitments from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Other Commitments” included in our Annual Report on Form 10-K filed with the SEC on March 31, 2025.

During the normal course of our business, we enter into contracts for research and professional services and for the purchase of lab supplies used in our research activities. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not separately presented.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act and the material weakness previously identified and further discussed below, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable level of assurance as of September 30, 2025, the end of the period covered by this Quarterly Report.

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

The material weakness in our internal controls over financial reporting relates to a lack of controls in the financial reporting process, including a lack of segregation of duties and design and documentation of formalized processes and procedures. Specifically, we lack a sufficient number of qualified resources to ensure adequate oversight and accountability over the performance of controls, including the retention of control evidence, while maintaining appropriate segregation of duties. Without such resources, we had not designed and currently do not maintain effective general controls over information systems that support the financial reporting process. This material weakness could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected.

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

Changes in Internal Control over Financial Reporting

There were no other changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception and expect to continue to incur significant and increasing operating losses for at least the next several years. For the nine months ended September 30, 2025 and 2024, we reported a net loss of $40.0 million and $11.8 million, respectively. As of September 30, 2025, we had an accumulated deficit of $98.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. ARD-101 and ARD-201 will require substantial additional development time and resources before we would be able to apply for or receive marketing approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate that our expenses will increase substantially as we:

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

As of September 30, 2025, we had cash, cash equivalents and short-term investments of approximately $126.4 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations into 2027. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity offerings, debt financings or other capital sources, including potential grants, collaborations, licenses and other similar arrangements. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Such financing may result in dilution to our stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business.

Our future capital requirements depend on many factors, including:

•
the design, timing, costs, progress, and results of our planned and ongoing preclinical studies and clinical trials;
•
whether the FDA or comparable foreign regulatory authorities accept our clinical trial designs and development, data from our planned and ongoing preclinical studies and clinical trials and other work as the basis for review and approval of our product candidates;

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

Prior to obtaining approval to commercialize any product candidate in the United States or abroad, we must demonstrate with sufficient evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA or comparable foreign regulatory authorities. Our approach is designed to target biological pathways associated with alleviating hunger, specifically by developing selective compounds targeting TAS2Rs, is unproven and may not result in marketable products. Although multiple studies are currently underway, to date, this mechanism has not been definitively proven to successfully treat hunger-associated conditions. Targeting TAS2Rs is a novel approach in a rapidly developing field, and there can be no assurance that we will not experience currently unknown problems or delays in developing our product candidates, that such problems or delays will not result in unanticipated costs, or that any such development problems can be solved. In addition, the regulatory pathway for ARD-201, which we plan to administer as a fixed-dose combination after formulation development of ARD-101 and a DPP-4 inhibitor, may differ from the pathway for our other product candidates in development. We cannot be certain as to the requirements and processes that may be involved in the development of and seeking regulatory approval for this program. The FDA may also require us to conduct additional preclinical studies, clinical trials or other studies for our product candidates either prior to or after approval, or it may object to elements of our clinical development programs.

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

In addition, the FDA and comparable foreign regulatory authorities may change their policies, issue additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval of our future products under development on a timely basis. There remains substantial uncertainty as to how the current U.S. administration will seek or continue to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. State governments may also attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. This uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates. Such policy or regulatory changes through, for example, executive orders or legislation could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained.

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

A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after receiving promising results in earlier non-clinical or clinical trials. These setbacks have been caused by, among other things, non-clinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Product candidates in later stages of clinical trials may fail to show the desired safety and effectiveness traits despite having progressed through preclinical and earlier phase clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many sponsors that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Notwithstanding any potential promising results in earlier studies, we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

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

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected the interpretation of the trial. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site(s) and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, refusal to accept or rejection of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of our product candidates.

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

We may not be able to initiate or continue our planned clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible subjects to participate in these trials. For example, we are developing ARD-101 for the treatment of hyperphagia associated with PWS. PWS is a rare disease with a limited patient pool from which to draw. Subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of subjects to clinical sites, the eligibility criteria for the clinical trial, the design of the clinical trial, competing clinical trials and clinicians’ and subjects’ perceptions as to the potential advantages of the product candidate being studied in relation to other available products, including any approved or new drugs that may be approved for the indications we are investigating.

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
•
other factors outside of our control, such as the effects of global economic conditions and volatility in the credit and financial markets, tariffs imposed by the U.S. and other countries, inflationary pressures, the conflict between Russia and Ukraine, ongoing conflicts in the Middle East and other geopolitical conditions;
•
our ability to obtain and maintain patient informed consent;
•
the risk that subjects enrolled in clinical trials will drop out of the trials before completion; and
•
our ability to timely manufacture and supply clinical supplies for our product candidates.

Our Phase 3 HERO trial, in which we will evaluate the effect of ARD-101 on hyperphagia-related behavior in PWS, is currently limited to subjects 13 years of age and older, although in October 2025, we reached alignment with the FDA on a protocol amendment to change the minimum age of eligibility to participate in the trial from 13 to 10 years of age or older. In the future, we may seek regulatory approval to include subjects that are younger than 10 years of age in our Phase 3 HERO trial. However, certain factors may preclude us from receiving regulatory approval to treat younger pediatric subjects, including potential disagreements regarding appropriate dose and dose escalation, product presentation for possibly lower doses, validity of patient-reported outcomes in younger, actively growing patients, and avoiding inappropriate hunger suppression in these growing individuals. We can neither predict if the FDA or comparable foreign regulatory authorities will approve the use of our product candidates or programs in younger pediatric subjects, nor provide an estimate for the timing of such approval, if any. Furthermore, if the FDA or comparable foreign regulatory authorities do not approve the use of our product candidates or programs in this population, such product candidates or programs will not be labeled for use in these subjects. Given that the median lifespan of PWS patients is 30 years, the size of our market opportunity in this indication will be more limited if ARD-101 is not ultimately approved in pediatric patients.

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

Because we have limited financial and management resources, we focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on the development of ARD-101 for the treatment of hyperphagia associated with PWS and our ARD-201 program for the treatment of obesity and obesity-related conditions. As a result, we may forgo or delay pursuit of opportunities with other product candidates or for other indications for our product candidates that later prove to have greater commercial potential. In particular, we are still exploring the potential clinical applications for ARD-201 in obesity and obesity-related conditions and our future decisions with respect to treatment areas and indications will be informed by the results of the POWER and STRENGTH trials. Moreover, to allow us to direct more resources to focus on the application of ARD-201, in the third quarter of 2025, we determined to delay indefinitely our plans to evaluate ARD-101 in a Phase 2 clinical trial for hyperphagia associated with hypothalamic obesity. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

*Disruptions at the FDA, the SEC and other government agencies caused by funding shortages, government shutdowns or global health concerns could negatively impact our business operations, regulatory interactions and access to capital.

Significant disruptions to the operations of government agencies, including from prolonged or repeated shutdown of the federal government, could adversely affect our business, financial condition and results of operations. Recently, beginning on October 1, 2025, the U.S. government shut down during which time certain regulatory agencies, such as the FDA and the SEC, furloughed certain employees and stopped critical activities. Additionally, on October 10, 2025, the U.S. government implemented substantial layoffs and workforce reductions in connection with the federal government shutdown, which has resulted in the suspension or delay of various government-funded programs. While the Company continues to monitor developments, there is no assurance that affected government employees or contractors will be reinstated and that government-funded programs will resume. The ability of the FDA to review and approve new products, to provide feedback on clinical trials and development programs, to meet with sponsors and to otherwise review regulatory submissions can be affected by a variety of factors, including government budget and funding levels, reductions in workforce, ability to hire and retain key personnel and accept the payment of user fees, substantial changes in leadership and shifting policy priorities as a result of changes in the presidential administration and its appointees tasked to oversee the agency, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result and may continue in the future. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies, including as a result of reductions in force, significant organizational changes, substantial leadership departures, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, the current U.S. administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. Additionally, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough certain employees and stop certain critical activities. The current U.S. administration also recently announced plans to reduce the number of federal employees by establishing voluntary termination programs, by position eliminations or by involuntary terminations. If funding for the FDA is reduced, if the FDA workforce is reduced, or if government shutdowns continue or reoccur, any of these factors could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Further, a prolonged or future shutdown of the U.S. federal government could materially impact the operations of the SEC. For example, the SEC announced that during the most recent U.S. federal government shutdown, it will not declare registration statements effective. In the event of an extended or future shutdown, the SEC may operate with limited staff or suspend certain functions altogether, which could delay the review or effectiveness of our filings, including registration statements or other financing-related disclosures. Such delays could adversely affect our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations.

In addition, continued or future government shutdowns or funding freezes could negatively affect broader business operations and economic conditions and cause delays in or suspension of manufacturing facility and shipping operations, which could adversely affect our clinical trials and supply of product candidates. If these disruptions persist or worsen, our business, financial condition, results of operations and ability to execute our strategic plans could be materially and adversely affected.

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

We have received Orphan Drug Designation for ARD-101 for the treatment of PWS, and we may seek Orphan Drug Designation for some or all of our other product candidates. However, we may not receive such designation, and we may not be able to maintain Orphan Drug Designation or orphan drug exclusivity for ARD-101, which could limit the potential profitability of our product candidates.

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

The FDA granted us an Orphan Drug Designation for the use of ARD-101 in PWS in August 2023, and we may also seek Orphan Drug Designation for some or all of our other product candidates. However, we may be unsuccessful in obtaining Orphan Drug Designation for other product candidates, and we may be unable to obtain or maintain the benefits associated with Orphan Drug Designation for ARD-101 or other product candidates for which we may receive such designations. The exclusivity granted under the Orphan Drug Designation may not effectively protect ARD-101 from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA from approving the same or a different drug for another indication. The FDA may be able to subsequently approve a later application for the same drug for the same condition before the expiration of the seven-year exclusivity period if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan-drug-exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan Drug Designation does not shorten the development time or regulatory review time of a drug and does not give the drug any advantage in the regulatory review or approval process. Additionally, even if we obtain orphan drug designation for a product candidate, we may not be able to obtain orphan drug exclusivity for that product candidate.

A Breakthrough Therapy designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval in the United States.

We may apply for a Breakthrough Therapy designation for ARD-101, ARD-201 and other future product candidates for one or more indications when we have placebo-controlled data and we believe that the clinical data may support such a designation for one or more product candidates. A Breakthrough Therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition with unmet medical need, and preliminary clinical evidence indicates that the drug, or biologic, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs and biologics designated as Breakthrough Therapies by the FDA may also be eligible for rolling review (submissions of portions of an application before the complete marketing application is submitted) and priority review.

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

Even if our patents are determined by a court to be valid and enforceable, they may not be interpreted sufficiently broadly to prevent others from marketing products similar to ours or designing around our patents. For example, third parties may be able to make products that are similar to ours but that are not covered by the claims of our patents. Third parties may assert that we or our licensors were not the first to make the inventions covered by our issued patents or pending patent applications. The claims of our or our licensors’ issued patents or patent applications when issued may not cover our product candidates or any future product candidates that we develop. We may not have freedom to commercialize unimpeded by the patent rights of others. Third parties may have patents that dominate, block or are otherwise relevant to our technology. For example, our ARD-201 is a program in which we plan to administer our proprietary bitter taste receptor agonist, denatonium acetate monohydrate, and a DPP-4 inhibitor as a fixed-dose combination after formulation development. However, we do not expect to be able to use a DPP-4 inhibitor in our ARD-201 program unless and until it is no longer protected by a patent. In addition, there may be prior public disclosures or other art that could be deemed to invalidate one or more of our patent claims. We may not develop additional proprietary technologies in the future, and, if we do, they may not be patentable.

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

As a result, only limited protection may be available, and our patent portfolio may not provide us with sufficient rights or permit us to gain or keep any competitive advantage. Any failure to obtain or maintain patent protection with respect to our product candidates or their uses could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We employ reputable professionals and rely on such third parties to help us comply with these requirements and effect payment of these fees with respect to the patents and patent applications that we own, and we may have to rely upon our licensors to comply with these requirements and effect payment of these fees with respect to any patents and patent applications that we license. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to use our technologies, and this circumstance would have a material adverse effect on our business.

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

*Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

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

Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, in June 2023, a new unitary patent system was introduced, which will significantly impact European patents, including those granted before the introduction of the system. Under the unitary patent system, after a European patent is granted, the patent proprietor can request unitary effect, thereby getting a European patent with unitary effect (the Unitary Patent). Each Unitary Patent is subject to the jurisdiction of the Unitary Patent Court (the UPC). As the UPC is a relatively new court system, there is little precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC may be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of the unitary patent system.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and its implementing regulations, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of protected health information (“PHI”), including individually identifiable health information, as defined under HIPAA, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as independent contractors or agents of covered entities, which include certain health care providers, health plans and healthcare clearinghouses, that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain state laws govern the privacy and security of health information and other personal data in certain circumstances, some of which are more stringent or otherwise different than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and criminal penalties;
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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, (collectively, the ACA), was enacted in the United States, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States and significantly affected the pharmaceutical industry. The ACA, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program (the MDRP) are calculated for drugs and biologics that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the MDRP, extended manufacturer Medicaid rebate obligations to utilization by individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs and biologics, and established a new Medicare Part D coverage gap discount program. Since its enactment, there have been judicial, congressional, and executive branch challenges to the ACA, which have resulted in delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, there have been a number of health reform initiatives that have impacted the ACA. For example, on August 16, 2022, the Inflation Reduction Act (the IRA) became law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminated the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. In addition, the IRA imposes new manufacturer financial liability on certain drugs under Medicare Part D, allowing the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, subject to certain exemptions applicable to orphan drugs. It is possible that the ACA will be subject to judicial or congressional challenges in the future. It is unclear how such challenges, and the healthcare reform measures of the current administration, will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2032 unless additional Congressional action is taken. In certain countries outside the United States, reimbursement for products that have not yet received marketing authorization may be provided through national managed access programs.

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. presidential executive orders, congressional inquiries, and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. The IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations. The prices of these ten drugs are scheduled to become effective January 1, 2026. On January 17, 2025, HHS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations by February 1, 2025. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of march-in rights, which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain whether that will continue under the new framework. It is unclear whether or how much such rights may be exercised.

Several pharmaceutical companies, as well as the U.S. Chamber of Commerce, and the Pharmaceutical Research and Manufacturers of America have filed lawsuits against HHS and the Centers for Medicare & Medicaid Services, or CMS, asserting that, among other things, the IRA’s drug price negotiation program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution and is otherwise unlawful. HHS has generally won the substantive disputes in these cases, and several federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal.

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

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals may, for example, include directives: (1) reducing agency workforce and cutting programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMNI, to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved. Furthermore, on July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act was signed into law, which reduced funding to federal healthcare programs and imposed additional requirements to be eligible for healthcare, which may result in decreased access to healthcare, particularly in Medicaid programs.

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

As of October 31, 2025, we had 33 employees and 39 full-time or part-time consultants. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, product development and manufacturing, regulatory affairs, quality assurance and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

•
manage our preclinical studies and clinical trials effectively;
•
identify, recruit, retain, incentivize and integrate additional employees, including additional clinical, manufacturing, regulatory, quality assurance, scientific development and sales personnel;
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

While we have no reason to believe that we have been subject to any material system failure, accident or security breach to date, we have experienced cybersecurity incidents in the past and expect that we will experience cybersecurity incidents in the future. In addition, attackers have become very sophisticated in the way they conceal access to systems, and many companies that have been attacked are not aware that they have been attacked. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. While we have implemented security measures intended to protect our information technology systems and infrastructure, such measures may not successfully prevent service interruptions or security incidents.

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

*Failure to comply with data privacy and security laws, regulations and other obligations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, negative publicity, and/or other adverse consequences that could negatively affect our operating results and business.

We and our partners and vendors may be subject to federal and state privacy and data protection laws and regulations as well as international laws that impose broad compliance obligations on the collection, possession, use, storage, access, disclosure, transfer, deletion and protection of personal data. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations that govern the collection, use, disclosure, and protection of health-related and other personal data, could apply to our operations or the operations of our partners. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to penalties if we violate HIPAA. HIPAA mandates the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Requirements for compliance under HIPAA are also subject to change, as the U.S. Department of Health and Human Services Office of Civil Rights issued a proposed rule that would amend certain security compliance requirements for covered entities and business associates.

Even when HIPAA does not apply, according to the FTC, failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of personal data it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. Additionally, in 2024, the FTC updated the Health Breach Notification Rule that clarified its applicability to health apps and other similar technologies and expanded breach notification requirements, which adds complexity to compliance obligations. Further, the SEC implemented rules around incident reporting, requiring cybersecurity incidents to be reported 4 business days after determining that an incident is material.

Certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which may be more stringent, broader in scope or offer greater individual rights with respect to protected health information than HIPAA, many of which may differ from each other, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Consumer Privacy Act (CCPA), revised and amended by the California Privacy Rights Act (CPRA), created new individual privacy rights for California residents, including the right to opt out of certain disclosures of their data, the right to limit the use and disclosure of sensitive personal information (including health information). The CCPA places increased privacy and security obligations on entities handling certain personal data of California residents or households, limits data use and mandates audit requirements for higher risk data. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although there are limited exemptions for clinical trial data and some other health data under the CCPA, as currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and PHI. The amendments ushered in by the CPRA also created the California Privacy Protection Agency, a data protection authority, which has the power to issue substantive regulations resulting in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required.

While California was the first among the states to adopt comprehensive data privacy legislation similar to the GDPR, many other states are following suit, which could increase our potential liability and adversely affect our business. More than 20 states have adopted statewide comprehensive privacy laws and many other states have privacy legislation that is pending. Many of these new state laws contain some type of exemption for information collected under HIPAA and some data processed in the context of clinical trials, either at the entity level or the data level, so the impact might be limited particularly as it relates to PHI. Some states also have laws that specifically focus on the processing of personal data related to individuals’ health, including California’s Confidentiality of Medical Information Act and Washington’s My Health My Data Act. Changes to federal and state privacy laws may add complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for non-compliance.

In addition, all 50 U.S. states and territories and international jurisdictions have varying breach notification laws that may require us to notify patients, employees or regulators in the event of unauthorized access to or disclosure of personal or confidential data experienced by us or our service providers. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. We also may be contractually required to notify patients or other counterparties of a security breach. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards.

*Foreign data protection laws, including the European Union’s General Data Protection Regulation (the EU GDPR), and the United Kingdom’s equivalent of the same (the UK GDPR) may also apply to our processing of health-related and other personal data regardless of where the processing in question is carried out.

The GDPR in the EEA and the UK GDPR in the United Kingdom (together, the GDPR) impose stringent requirements for controllers and processors of personal data of individuals within the EEA or the United Kingdom. The GDPR applies to any company established in the EEA or United Kingdom as well as to those outside the EEA or United Kingdom if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or United Kingdom or the monitoring of their behavior. The GDPR, together with national legislation, regulations and guidelines of the EEA Member States and the United Kingdom governing the processing of personal data, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA or the United Kingdom, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for non-compliance of up to €20 million (£17.5 million) or 4% of the annual global revenues of the non-compliant company, whichever is greater. In addition, on June 19, 2025, the UK’s Data (Use and Access) Act 2025, or the DUAA, was granted Royal Assent, implementing various measures concerning data usage in the UK and reforming data protection laws. The provisions within the DUAA will come into force through 2026, and it remains too soon to tell how the DUAA will be implemented and what impact it will have on our international activities. Further, other EU and member state laws and regulations may impose further obligations or restrictions on processing health information in the EEA, such as the European Health Data Space Regulation.

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

With respect to ARD-101, Soleno Therapeutics’ VYKAT XR is the only approved treatment for PWS-associated hyperphagia. We are also aware of therapeutic candidates in development programs with reported hyperphagia reducing activity in patients with PWS, including those from Rhythm Pharmaceuticals, Relmada Therapeutics and Bright Minds Biosciences Inc.

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

Prior to our IPO, no market for shares of our common stock existed. Our common stock only began trading on the Nasdaq Global Select Market under the symbol “AARD" on February 13, 2025, and we can provide no assurance that an active or liquid trading market for our common stock will develop. Even if an active trading market is developed, it may not be maintained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.

*Our stock price may be volatile, which could result in substantial losses for investors purchasing shares of our common stock.

The market price of our common stock is volatile and could fluctuate widely in response to many factors, including but not limited to:

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

Since our IPO, we have experienced volatility in our stock price. For example, from February 13, 2025 (the date our common stock commenced trading on the Nasdaq Global Select Market) to November 4, 2025, our closing stock price ranged from $7.00 to $17.41 per share. When the market price of a stock has been volatile, as our stock price has been, holders of that stock have occasionally brought securities class action litigation claims against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit were without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

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

As of November 3, 2025, our executive officers, directors and holders of 5% or more of our capital stock beneficially owned approximately 51.8% of the outstanding shares of our common stock. As a result, such stockholders, acting together, have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, amendments of our organizational documents, the election and removal of directors and approval of any major corporate transactions, as well as our management and business affairs. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay, defer or prevent a change of control of our company, impede a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempt to obtain control of our business, even if such a transaction would benefit our other stockholders. This could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We may be the target of securities litigation in the future, including based on volatility in the market price of our stock. The stock market in general, and Nasdaq and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. The market price of our common stock is volatile. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. Securities litigation (including the cost to defend against, and any potential adverse outcome resulting from any such proceeding) can be expensive, time-consuming, damage our reputation and divert our management’s and board of directors’ attention from other business concerns, which could adversely affect our business, operating results, prospects or financial condition.

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

In addition, the 825,230 shares of our common stock that are subject to outstanding options under the 2017 Equity Incentive Plan as of September 30, 2025 became eligible for sale in the public market after our IPO, to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of our common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of 11,439,838 shares of our outstanding common stock, or approximately 52.5% of our total outstanding common stock as of November 3, 2025, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could adversely affect the trading price of our common stock.

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

Our business is susceptible to general conditions in the global economy and in the global financial markets. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital and credit markets. A severe or prolonged economic downturn, including a recession or depression resulting from the political disruption, could result in a variety of risks to our business, including weakened demand for our current or future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential drugs, if approved. The ongoing conflict between Russia and Ukraine and sanctions against Russia are causing disruptions to global economic conditions. The ongoing conflicts in the Middle East could also cause disruptions to global economic conditions and affect the stability of the Middle East region. Further, the global equity markets in general have recently experienced extreme price and volume fluctuations, including as a result of economic uncertainty and increased interest rates, inflation, the government closure of Silicon Valley Bank and Signature Bank, and liquidity concerns at other financial institutions that may be unrelated to our operating performance. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and prospects, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

(c) Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the quarter ended September 30, 2025, none of our officers or directors adopted or terminated any such trading arrangements, except as described in the table below:

Name & Title	Date Adopted	Type of Plan	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement	Duration
Bryan Jones, Ph.D., Chief Operating Officer	September 12, 2025	Rule 10b5-1 trading arrangement	75,000	March 31, 2026*

*The trading arrangement permits transactions through and including the earlier to occur of (a) the date that all shares subject to the trading arrangement have been sold and (b) the date listed in the table.

Item 6. Exhibits

Exhibit Number	Description of Document

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (File No. 001-42513), filed on February 14, 2025).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of Amendment No. 1 of our Registration Statement on Form S-1/A (File No. 333-284440), filed on February 6, 2025).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 of our Registration Statement on Form S-1/A (File No. 333-284440), filed on February 6, 2025).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1†	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AARDVARK THERAPEUTICS, INC.

Date: November 13, 2025	By:	/s/ Tien-Li Lee, M.D.
Tien-Li Lee, M.D.
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Nelson Sun
Nelson Sun
Chief Financial Officer
(Principal Financial and Accounting Officer)