Form 10-K
period 2025-12-31
Aardvark Therapeutics, Inc.
filed 2026-03-23
CIK 1774857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $162.9 million on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of $13.52 per share, which was the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on such date. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant on such date have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s common stock outstanding as of February 28, 2026 was 21,816,041.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Annual Report) contains forward-looking statements about us and our industry within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned preclinical studies and clinical trials, results of preclinical studies and clinical trials, research and development plans and costs, plans for manufacturing, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “might,” “should,” “would,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “outlook,” “projects,” “forecast,” “contemplates,” “believes,” “estimates," “predicts," “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

•
the initiation, timing, progress, status and results of our preclinical studies, clinical trials and research and development programs for our product candidates, and our anticipated timeline for providing further guidance on, or results of, our preclinical studies and clinical trials;
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
•
our plans relating to the further development and manufacturing of our product candidates, including additional indications that we may pursue;
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
our ability to expand internationally;
•
our ability to attract and retain key scientific and management personnel;
•
our expected or anticipated financial performance;
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
•
our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act or a smaller reporting company; and
•
our anticipated use of our cash, cash equivalents and short-term investments resources, estimates of our expenses, capital requirements and needs for additional financing.

We caution you that the forward-looking statements highlighted above do not encompass all of the forward-looking statements made in this Annual Report.

We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations or growth prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Part I, Item 1A, “Risk Factors”, of this Annual Report and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this Annual Report and elsewhere in this Annual Report. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission (SEC) after the date of this Annual Report.

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

Throughout this Annual Report, unless the context otherwise requires, the terms “Aardvark,” “we,” “us” and “our” in this Annual Report refer to Aardvark Therapeutics, Inc. and its subsidiaries.

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel, small-molecule therapeutics to activate innate homeostatic pathways for the treatment of metabolic diseases. We target biological pathways associated with alleviating hunger that we believe have the potential to deliver transformative outcomes for patients. We have focused our efforts on developing selective compounds, targeting Bitter Taste Receptors (TAS2Rs) for hunger-associated conditions. Our initial compounds target TAS2Rs expressed in the gut lumen, which normally respond to the chemicals in food and participate in the gut-brain axis. Our research has shown that activating these receptors can induce the secretion of endogenous signaling molecules, including cholecystokinin (CCK), peptide YY (PYY) and glucagon-like peptide-1 (GLP-1).

TAS2Rs are a family of 26 different nutrient-sensing G protein-coupled receptors (GPCRs) that are broadly expressed among vertebrates. TAS2Rs are present in the oral cavity to convey bitter taste and are highly expressed in many other tissues throughout the body where they are key in regulating metabolic and inflammatory pathways. CCK has long been recognized as a promising pharmaceutical target because its release is triggered with food and it helps suppress hunger, which is the feeling of discomfort that comes from a perception of not having eaten recently. We believe suppression of hunger could be complementary to the suppression of appetite reported from patients on GLP-1 receptor targeted treatments, which reduce the desirability of food. Previous approaches to directly agonize CCK receptors through exogenous molecules have been limited by safety concerns driven by systemic exposure, resulting in on-target, off-tissue toxicity, and in turn leading to adverse effects, such as pancreatitis. Our wholly-owned lead product candidate, ARD-101, is an oral, largely gut-restricted small-molecule agonist of certain TAS2Rs expressed in the gut lumen. ARD-101, in contrast to previous approaches to directly agonize CCK receptors, elicits the endogenous release of CCK by leveraging the body’s natural response to TAS2R agonism. Besides our product candidates, we are not aware of any approved or other clinical-stage candidates targeting certain TAS2Rs.

ARD-101 has limited systemic absorption, which we believe reduces the potential for systemic toxicity and has contributed to ARD-101 being well-tolerated in our Phase 1 and 2 trials. We have completed a Phase 1 clinical trial of ARD-101 in healthy volunteers and a Phase 2 clinical trial in subjects with hyperphagia associated with Prader-Willi Syndrome (PWS). The Phase 2 clinical trial in hyperphagia associated with PWS evaluated two dosing regimens over 28 days followed by a 14-day withdrawal period. In Part 1 of the trial, 12 subjects completed the treatment period at a fixed dose of 200 mg delivered orally twice daily (BID). These 12 subjects that completed treatment had no significant treatment-related adverse events and, of these subjects, eight completed the Hyperphagia for Clinical Trial Questionnaire-9 (HQ-CT 9), with seven having complete post–database lock datasets. In this subgroup of seven, the mean decline at day 28 was approximately 9 points. In Part 2 of the trial, four subjects were dosed under a revised protocol: 400 mg BID for seven days, followed by 600 mg BID for seven days and ending with 800 mg BID for 14 days. The four subjects that completed the trial per protocol had only grade 1 treatment-related adverse events and showed a decrease in HQ-CT 9 of approximately eight points at 28 days. In our completed Phase 2 clinical trial in subjects with hyperphagia associated with PWS, ARD-101 was shown to be well-tolerated and demonstrated clinical activity through a reduction in Hyperphagia Questionnaire for Clinical Trials (HQ-CT) scores.

In the second quarter of 2025, we initiated dosing for a Phase 3 clinical trial for hyperphagia associated with PWS, which we refer to as the HERO (Hunger Elimination or Reduction Objective) trial. We previously reached alignment with the FDA on a protocol for a Phase 3 clinical trial, which we initiated in December 2024. In August 2025, we submitted a protocol amendment to remove the use of anti-psychotics and insulin-requiring type 2 diabetes as exclusion criteria for the clinical trial. In October 2025, we reached alignment with the FDA on a protocol amendment to lower the minimum age of eligibility to participate in the trial from 13 to 10 years of age. This change broadened the eligible trial population and expanded the potential addressable opportunity within PWS. In December 2025, we submitted an additional protocol amendment seeking to further lower the minimum age of eligibility to participate in the trial to 7 years of age. During the third quarter of 2025, we commenced enrollment for the HERO Open Label Extension (OLE) trial, which was available to patients completing the HERO trial and we initiated our first clinical sites in Australia. In January 2026, we announced over 50% completion of the target enrollment of 90 patients in the HERO trial and within the first quarter of 2026, we initiated clinical sites in the UK, South Korea and Canada.

On February 27, 2026, we voluntarily paused enrollment and dosing in the HERO and OLE trials following reversible cardiac observations in a healthy volunteer study and are currently reviewing the data and collaborating with the FDA to determine next steps. As a result, aspects of the trial design, development timeline and future clinical plans may change. Following the voluntary pause, we are reviewing the trial designs and protocols in collaboration with the FDA and the previously agreed protocol elements may be revisited. For additional detail, please see the subsection titled “—ARD—ARD-101 Overview” below.

Our second TAS2R program, ARD-201, was planned to be a fixed-dose combination of ARD-101 and a dipeptidyl peptidase-4 (DPP-4) inhibitor for the treatment of obesity and obesity-related conditions. We previously initiated a Phase 2 clinical trial, which we referred to as the POWER (Prevention Of WEight Regain) trial, in December 2025, to explore the efficacy of ARD-201 in the prevention of weight regain among patients who have successfully lost over 15% of body weight on GLP-1RA therapy. In addition, we previously planned to initiate a second Phase 2 trial for ARD-201 in the first half of 2026, which we referred to as the STRENGTH (Sitagliptin and TAS2R for weight Reduction with Exercise, Nutrition, and GLP-1RA Trial and Hunger assessment) trial. Because

ARD-201 contains ARD-101 as a component of the planned combination therapy, we are assessing the potential implications of the voluntary pause of the HERO trial on the ARD-201 program. Following this assessment, we have voluntarily paused the STRENGTH and POWER clinical trials while we complete our ongoing evaluation of the safety observations identified in the healthy volunteer study of ARD-101 and continue discussions with the FDA regarding next steps for the ARD-101 program. We expect to provide further guidance in the second quarter of 2026.

In preparation for these trials, we expanded our clinical management and regulatory capabilities, including hiring clinical, regulatory and quality personnel, and we expect to continue to need to expand our clinical management and regulatory capabilities and to rely on third parties to conduct our later stage or pivotal clinical trials in the future. However, the timing of additional staffing and operational expansion may be delayed as we evaluate next steps following the voluntary pause of the HERO trial and related clinical programs.

Our Pipeline

We are advancing the below portfolio of wholly-owned novel and proprietary small-molecule programs that we believe can induce satiety in patients with hunger-associated indications, as outlined below. As discussed above, certain clinical programs, including the HERO trial for ARD-101 and the POWER and STRENGTH trials for ARD-201, are currently paused while we evaluate safety observations and continue discussions with the FDA regarding next steps.

Our Hunger Associated TAS2R Pipeline

Our Team and Investors

We have assembled a management team of biopharmaceutical experts with extensive experience in building and operating organizations that develop and deliver innovative medicines to patients. Our Founder, Chairperson of our board of directors and Chief Executive Officer, Dr. Tien Lee, founded our company in 2017. He brings over 20 years of experience as a biotechnology innovator and executive and was integrally involved with the founding or advancement of several biopharmaceutical companies. Before founding our company, Dr. Lee joined NantKwest in 2014 and served as its Chief Strategy Officer until March 2017. Dr. Lee is also an inventor or co-inventor of multiple biomedical and biotechnology innovations. Our Chief Medical Officer, Dr. Manasi Jaiman, Chief Financial Officer and Chief Operating Officer, Nelson Sun, as well as other senior members of our team, collectively bring extensive clinical and business development experience to our company.

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

Our Strategy

Our goal is to become a leader in the treatment of obesity and obesity-related conditions, starting with rare hyperphagias. We intend to leverage the experience and capabilities of our executive management team and our established networks throughout the biopharmaceutical industry to identify, develop and commercialize product candidates that are designed to offer enhanced efficacy, tolerability and convenience, thereby providing benefits to patients and their treating clinicians. We intend to achieve our goals by implementing the following strategies:

•
Advance the clinical development of ARD-101 for the treatment of hyperphagia associated with PWS. Our lead product candidate, ARD-101, is an oral gut-restricted small-molecule agonist of certain TAS2Rs expressed in the gut lumen. In an open-label Phase 2 clinical trial evaluating ARD-101 in subjects with hyperphagia associated with PWS, ARD-101 demonstrated a reduction in HQ-CT score. We have received both Orphan Drug and Rare Pediatric Disease Designations from the FDA and have initiated our Phase 3 HERO trial to pursue development of ARD-101 to potentially transform the PWS treatment landscape and provide a potentially life-changing therapeutic option for an underserved patient base with only one currently approved therapy that we believe does not fully address the needs of the patient population both from an efficacy and safety standpoint. In preparing for this Phase 3 clinical trial, we expanded our clinical management and regulatory capabilities, including hiring clinical, regulatory and quality personnel, and we expect to continue to need to expand our clinical management and regulatory capabilities and to rely on third parties as we continue advancing this trial and other clinical trials. We initiated the Phase 3 HERO trial in December 2024. In February 2026, we voluntarily paused enrollment and dosing in the HERO trial based on reversible cardiac observations in a healthy volunteer study. We are conducting a comprehensive review of the data and collaborating with the FDA to determine next steps. We no longer anticipate topline data from the HERO trial in the third quarter of 2026 and the timing of additional staffing and operational expansion may be delayed as we evaluate next steps following the voluntary pause of the HERO trial and related clinical programs. We expect to provide further guidance in the second quarter of 2026.
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

In the gut, TAS2Rs control the secretion of satiety regulating gut hormones and regulate gut motility, ultimately decreasing hunger, food intake and body weight. TAS2Rs are expressed on enteroendocrine cells in the gut lining and their activation by bitter molecules triggers the local release of peptides, including CCK, PYY and GLP-1, which subsequently act through the corresponding receptors in afferent sensory fibers of the vagus nerve or directly via the bloodstream to then transmit signals to the brain to control satiety and food intake. This approach is fundamentally different from other oral metabolic programs that attempt to mimic nutrient-driven gut hormone release. ARD-101 and ARD-201 activate the gut’s protective chemosensory system via bitter taste receptors, engaging rapid vagal neural circuits that limit intake early and reinforce satiety through secondary hormone release. This non-nutritive, neural-first mechanism is designed to reduce hunger drive without inducing nausea and we believe this may overcome the physiologic ceiling that limits nutrient-mimic therapies.

CCK has long been recognized as a promising pharmaceutical target because its release is triggered with food and helps suppress feelings of hunger in addition to providing other therapeutic applications as shown in Figure 1 below. Major companies such as AbbVie, AstraZeneca, GSK and Novo Nordisk have attempted to pursue direct CCK receptor agonism through exogenous molecules. However, the limitations of this approach have remained a significant barrier to an effective therapy. Specifically, there were challenges with high systemic exposure, resulting in on-target, off-tissue toxicity leading to safety concerns and adverse effects, including pancreatitis.

Figure 1: Potential Therapeutic Targets Involving CCK

Therapeutic Applications	Evidence
General Obesity	Encouraging weight-modulating effects of sub-chronic CCK-1 receptor agonism in murine models [(1), (2)]
Hyperphagia in Hypothalamic Obesity	Prior administration of CCK significantly reduced food consumption in the first eating period in HO subjects [(3)]
Hyperphagia in PWS	CCK infusion leading to physiological plasma levels suppresses food and energy intake, increasing satiety [(4), (5)] A blunted CCK response to a high-fat meal may contribute to hyperphagia in PWS subjects [(6)]
Diabetes	CCK-8 reduced the circulating glucose increase and potentiated the increase in circulating insulin after meal ingestion in healthy and diabetic subjects [(7)]
Inflammatory Bowel Disease	Wistar rat *in vivo* model of acetic acid induced colitis, CCK-8 (10 μg/kg), reduces macroscopic damage score [(8)]

(1) J Endocrinol. 2013;216(1):53-9.
(2) Biochim Biophys Acta. 2013;1830(8):4009-16.
(3) Am J Physiol. 1992;262(2 Pt 2):R241-4.
(4) Gastroenterology. 1994;106(6):1451-4.
(5) J Clin Endocrinol Metab. 2001;86(12):5830-7.
(6) Am J Med Genet. 2000;95(1):67-70.
(7) J Clin Endocrinol Metab. 2000;85(3):1043-8.
(8) Regul Pept. 2003;116(1-3):109-18.

Our lead product candidate, ARD-101, is an oral gut-restricted small-molecule targeting certain TAS2Rs expressed in the gut lumen. ARD-101 is composed of denatonium acetate monohydrate, and is one of the most potent TAS2R agonists identified. In our preclinical studies and clinical trials to date, we have found it to be approximately 99% restricted to the gut with minimal systemic exposure, which has led to local elevation of endogenous gut peptide hormones, such as CCK and GLP-1, within physiological levels. The selective local secretion avoids the off-target side effects seen with approaches using systemic exposure of artificial CCK analogue molecules. As shown in Figure 2 below, ARD-101 has the potential to affect hunger, metabolism and inflammation through gut-brain signaling.

Figure 2: CCK Release Helps to Attenuate Hunger and Leads to Satiety

The Role of TAS2Rs in Hunger Versus Appetite

The key differentiating feature of gut lumen-based TAS2R agonism is its ability to stimulate local secretion of gut hormones such as CCK, which acts in an autocrine/paracrine-like manner to induce a gut-brain signal that abrogates sensations of hunger. Hunger and appetite are often subjectively perceived to be different sensations along the same axis. However, hunger and appetite represent different neurologically-based drives that guide human behavior and metabolic regulation, as shown in Figure 3 below. Appetite represents neurologic reward and pleasure seeking, whereas hunger represents the avoidance of pain and discomfort.

Figure 3: Hunger and Appetite are Distinct Neural Pathways

For certain hyperphagia-associated disorders, such as PWS, patients are driven to eat by hunger regardless of perceived desirability of food, even going so far as to eat garbage. For general obesity, addressing hunger along with appetite has the potential for a complementary effect. Current therapeutics that engage GLP-1RAs reduce sensations of appetite to drive reduced food consumption and therefore result in weight loss, yet cannot sufficiently attenuate or improve self-reported hunger levels. This increased hunger state is in part driven by GLP-1 induction of higher levels of serum ghrelin. Ghrelin is a hormone that, when elevated, is concordant with sensations of hunger. In humans, hunger scores and ghrelin levels show similar temporal profiles over a wide range of inter-meal intervals, and individuals with PWS have dramatically elevated ghrelin levels (Figure 4 below).

Figure 4: Ghrelin, Hunger, and Prader-Willi Syndrome: The Hormonal Connection

Previous attempts at pharmaceutical development of CCK receptor agonists included the development of long-acting systemic CCK analogues by chemically altering the natural CCK to extend its half-life and by administering it as a subcutaneous depot. These development programs were discontinued because of unintended on-target off-tissue toxicities, including pancreatitis. We believe that ARD-101 elicits expression of CCK in a localized manner in the peri-gut region to selectively elicit vagal gut-brain signaling without significant concomitant rise in systemic CCK. We believe ARD-101 offers a more anatomically targeted and selective approach to invoke the effects of CCK signaling.

ARD-101

ARD-101 Overview

Our lead product candidate, ARD-101, is an oral gut-restricted small-molecule agonist of certain TAS2Rs expressed in the gut lumen for the treatment of hyperphagia associated with PWS (Figure 5 below). We believe its unique ability to induce gut-localized CCK and GLP-1 secretion could result in a sustainable and clinically relevant reduction in hyperphagia with a profile designed for long-term dosing without dose-limiting safety or tolerability issues.

Figure 5: ARD-101 Targets Three TAS2Rs Expressed on Enteroendocrine Cells

Our Phase 1 clinical trial showed that ARD-101 was well-tolerated in healthy volunteers. Data from the first of two parts of our Phase 2 clinical trial of ARD-101 in subjects 17 years or older with hyperphagia associated with PWS showed a reduction from baseline in their HQ-CT 9 or Hyperphagia for Clinical Trial Questionnaire-13 (HQ-CT 13) scores, and it was well-tolerated with no serious adverse events (SAEs). In Part 2 of the trial, the four subjects that completed the trial per protocol showed a decrease in HQ-CT 9 of approximately eight points at 28 days.

We initiated our Phase 3 HERO trial for subjects 13 years or older with hyperphagia associated with PWS in December 2024. In August 2025, we submitted a protocol amendment to remove the use of anti-psychotics and insulin-requiring type 2 diabetes as exclusion criteria for the clinical trial. In October 2025, we reached alignment with the FDA on a protocol amendment to lower the minimum age of eligibility to participate in the trial from 13 to 10 years of age. This change broadens the eligible trial population and expands the potential addressable opportunity within PWS. In December 2025, we submitted an additional protocol amendment seeking to further lower the minimum age of eligibility to participate in the trial to 7 years of age.

On February 27, 2026, we announced a voluntary pause of enrollment and dosing in the HERO trial and the OLE trial following reversible cardiac observations identified during routine safety monitoring in a healthy volunteer study. We are conducting a comprehensive review of the data and collaborating closely with the FDA to inform next steps, including potential revisions to the trial design and protocol. We no longer anticipate announcing topline data from the HERO trial in the third quarter of 2026 and expect to provide further guidance in the second quarter of 2026.

The healthy volunteer study was designed to formally assess cardiac safety and satisfy anticipated requirements for a future New Drug Application for ARD-101. In this study, the first cohort of subjects received dosing directly at the supratherapeutic level of 1600 mg twice daily in February 2026 without prior dose escalation. In this cohort, two out of eight participants experienced increases in QRS duration of greater than 25% from baseline, and one additional participant had a QRS increase of less than <25% above baseline; these findings contributed to our decision to voluntary pause the HERO and OLE trials. In contrast, a dose-escalation approach was used in the HERO trial where patients receiving ARD-101 or placebo were dosed first at 200 mg twice daily for one week, then 400 mg twice daily for one week, then 800 mg twice daily for 10 weeks. Of note, a finding of QRS duration greater than 25% above baseline was considered significant per protocol. These observations were not reported as SAEs and were not accompanied by severe cardiac symptoms. No such cardiac signals were observed in our Phase 1 or Phase 2 clinical trials or in animal studies with oral dosing, and our preclinical ion channel assays suggested minimal ion channel liability relating to cardiac risk.

We subsequently conducted a follow-on cohort in the healthy volunteer study at the target dose of 800 mg twice daily for up to one week (without prior dose escalation) in which one of 23 participants experienced a transient increase in QRS duration of greater than 25% above baseline and one additional participant experienced an increase in QRS duration of less than 25% above baseline. These observations were not reported as SAEs and were not accompanied by serious cardiac symptoms. These findings in the 800 mg twice daily cohort were identified during subsequent data review approximately one week after our decision to pause the HERO and OLE trials.

While safety data from our healthy volunteer study demonstrated elongated QRS effects in some subjects, our preclinical studies included assays intended to screen for potential interactions of ARD-101 with cardiac ion channels and those studies did not indicate significant risk of cardiac liability. Animal studies with oral dosing at supratherapeutic doses, including doses up to approximately 350 mg/kg/day (175 mg/kg, BID) in non-human primates (NHP), had also shown no electrocardiogram changes or suggestions of compromised cardiac function. Based on body surface area and adjusted human equivalent dose comparisons, the no adverse effect level (NOAEL) from the 3-month NHP study provided a >4-fold safety margin over the 800 mg BID dose used in the HERO trial, while the NOAEL from the 39-week NHP study provided a 1.4-fold margin, which supported the 800 mg BID dose in clinical trials.

Additionally preliminary analysis of clinical data in the healthy volunteer study indicates a clear exposure–response relationship, where higher ARD-101 plasma concentrations are associated with an increased risk of QRS prolongation. Importantly, in exposure response modeling for lower doses, including the 200 mg twice daily dose, concentrations remain substantially below the threshold at which QRS effects were observed in the healthy volunteer study. This is consistent with findings from the Phase 2 trial, where no clinically meaningful cardiac events detected at these lower exposure levels. Together, these data support a predictable safety profile and dose selection within a well-characterized exposure range. In addition, we believe this relationship allows for proactive safety management through exposure monitoring and routine cardiac assessments, ensuring that any potential QRS changes can be identified and managed appropriately.

While our evaluation and comprehensive review of these observations is ongoing and final conclusions have not yet been determined, we believe ARD-101 can be administered at a dose that will provide therapeutic benefit within an acceptable margin of safety. We remain focused on the development of ARD-101 for the treatment of hyperphagia associated with PWS and are collaborating closely with the FDA to determine appropriate next steps for the program. Based on the ongoing activities in the ARD-101 program, we no longer anticipate announcing topline data from the HERO trial in the third quarter of 2026 and expect to provide further guidance in the second quarter of 2026.

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

Role of CCK in Patients with PWS

CCK plays an important role in regulating hunger. In a healthy individual, when a meal is eaten, the food stimulates enteroendocrine cells to secrete CCK, which in turn stimulates the vagus nerve to send a signal to the brain through the gut-brain axis, alleviating hunger. Individuals with PWS have been found to have abnormalities in their regulation of CCK, ghrelin and other related hormones, which may drive their hyperphagia. While individuals with PWS are thought to have functioning CCK receptors, some have been observed to have irregular CCK levels, which may contribute to persistent hunger.

Additional observations imply that dysfunction of CCK secretion drives many signs and symptoms of PWS. For instance, CCK is known to facilitate gut motility and contraction of the gall bladder. Individuals with PWS often experience extremely slow gut transit times, up to 4 days, and often present with gallstones at an earlier age. Other studies have observed that CCK dysfunction may also be implicated in behavioral issues, such as anxiety, often experienced by individuals with PWS. Animal studies also support the role of CCK in controlling the perception of hunger as CCK receptor knock-out rats display hyperphagia signs similar to those in individuals with PWS.

Limitations of the Current Standard of Care for PWS

Despite the approval of one treatment for hyperphagia associated with PWS, there currently is no single therapy that fully addresses the severity of hyperphagia across the entire PWS population, and patients’ symptoms continue to be managed through a combination of such approved therapy and behavioral, dietary and food-access interventions. Patient management frequently includes restricting access to all food in the environment in order to limit food-seeking behavior. Such hyperphagia-driven limitations impact not only the patients, but also their caregivers. Bariatric surgery is not a safe option for PWS patients due to the risk of stomach rupture from overeating.

There is currently one approved drug for hyperphagia associated with PWS. The only other approved drug for PWS patients is growth hormone to address certain non-hyperphagia aspects of the disease, notably growth. A variety of other drugs, including incretins, have been tried off-label and in clinical trials to attempt to treat hyperphagia, but are not used routinely because of limited impact on hyperphagia symptoms.

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

We also evaluated ARD-101 in an open-label Phase 2 clinical trial in hyperphagia associated with PWS, which consisted of two parts: Part 1 was a consistent dose segment and Part 2 was an intra-subject dose escalation segment. Data from Part 1 of the trial showed notable reductions in hunger levels and that ARD-101 was well-tolerated, with no dose-limiting safety issues at the dose levels evaluated in those studies. In Part 2 of the trial, the four subjects that completed the trial per protocol showed a decrease in HQ-CT 9 of approximately eight points at 28 days. We believe this effect on hunger is attributed to ARD-101’s effect on regulating CCK release and gut-brain signaling. DEXA scans from the PWS Phase 2 trial data measuring body composition indicate a trend toward decreased body fat (approximately 1.5%) and increased lean muscle (over 2%) following 28 days of ARD-101 dosing.

In December 2024, we initiated a Phase 3 clinical trial, which we refer to as the HERO (Hunger Elimination or Reduction Objective) trial, for subjects with hyperphagia associated with PWS. In preparing for this Phase 3 clinical trial, we expanded our clinical management and regulatory capabilities, including hiring clinical, regulatory and quality personnel, and we expect to continue to need to expand our clinical management and regulatory capabilities and to rely on third parties as we plan to continue advancing this trial and other clinical trials. However, the timing of additional staffing and operational expansion may be delayed as we evaluate next steps following the voluntary pause of the HERO trial and related clinical programs. We believe ARD-101 has the potential to transform the treatment landscape of hyperphagia associated with PWS.

ARD-101 Preclinical and PK/PD Data Summary

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

In an in vitro experiment, ARD-101 significantly stimulated the release of CCK from mouse and human enteroendocrine cell lines (representative data shown in Figure 6 below).

Figure 6: Upregulation of CCK

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

Figure 7: CCK Release in the Porcine Gastrointestinal Tract

CCK Release
CKK Concentration (pg/mL)
50
40
30
20
10
0
*
*
Blank
ARD-101
Duedenum
Jejunum
Ileum
Prox Colon
Intestinal Region

In a double-blind, randomized, placebo-controlled study, healthy participants were treated with ARD-101 (800 mg, once daily) or placebo for two days to assess the effect on plasma gut hormone levels. On day two under fasting conditions, ARD-101 increased baseline placebo normalized levels of GLP-1, CCK and PYY, with both GLP-1 and PYY levels being substantially greater in ARD-101-treated participants, and decreased ghrelin levels (Figure 8).

Figure 8: Effects of ARD-101 on plasma levels of GLP-1, PYY, CCK, and ghrelin in fasted healthy adults

Gut Peptides Coordinate Hunger
PYY
GLP-1
CCK
Ghrelin
Placebo Adjusted Change from Baseline (%)
80
60
40
20
0
-20
-1
0
1
2
3
4
5
6
7
8
9
10
Time Postdose (h)

In a randomized, single-blind, placebo-controlled Phase 2 proof of concept trial, 20 adults with obesity were treated with either ARD-101 (200 mg, twice daily) or placebo for 28 days. ARD-101 was well tolerated, with one case of transient nausea and one case of acid reflux considered related to ARD-101. The Control of Eating Questionnaire (CoEQ) is a 21-item visual-analog-scale measure of eating behaviors, including hunger and cravings (0 “not at all” to 10 “extremely”). At Day 28, CoEQ hunger (Question 1, “How hungry have you felt?”) decreased by 34% from screening in ARD-101 recipients (P < 0.001 within group) and was lower than placebo at Day 28 (P = 0.003). Notably, ARD-101 reduced hunger and certain food cravings without adversely affecting eating-related mood measures. Taken together with the gut-hormone findings described above, these results provide additional evidence of ARD-101’s pharmacologic activity consistent with its proposed gut–brain mechanism. These data were recently published in a peer-reviewed manuscript in the journal Molecular Metabolism (Mol Metab. 2026 Mar 14:106:102340. doi: 10.1016/j.molmet.2026.102340).

Additionally, orally administered ARD-101 was observed to have minimal systemic exposure, as seen in Figure 9 below, with approximately 99% of ARD-101 staying in the digestive tract, as evidenced by less than 1% bioavailability observed in mouse and monkey pharmacokinetic models, along with high fecal concentrations in mice following oral administration of ARD-101.

Figure 9: Localized CCK and GLP-1 Release with Minimal Systemic Exposure in Humans

Minimal Systemic Exposure
Theoretical (100% absorption)
40 mg ARD-101(BID)
100 mg ARD-101(BID)
240 mg ARD-101(BID)
Concentration (ng/mL)
10,000
1,000
100
10
1
0.1
0.01
0
2
4
6
8
10
12
Time Postdose (h)

In an in vivo study with diet-induced obese (DIO) mice, the mice were randomly assigned to different groups (12 per group based on body weight) to receive either vehicle or ARD-101 at assigned dose regimens (20, 40 and 80 mg/kg BID) for 8 weeks. Estimated corresponding human doses are 162, 324 and 650 mg BID. The mice were weighed at least three times weekly. Blood was collected from fasted animals at baseline, at the study mid-point (day 28), and at termination; and serum was evaluated for metabolic parameters, including blood glucose, HbA1c, insulin, triglycerides (TG), bile acids (BA), LDL, HDL and total cholesterol (TC).

ARD-101 dosing by various regimens was well-tolerated with no notable discrepancies in metabolic parameters. As seen in Figure 10 below, all dosing regimens prevented high-fat diet-induced body weight gain in DIO mice at the 8-week treatment mark and exhibited a dose-dependent pattern.

Our preclinical studies included assays intended to screen for potential interactions of ARD-101 with cardiac ion channels and did not indicate significant risk of cardiac liability in those studies. Animal studies with oral dosing at supratherapeutic doses, including doses up to approximately 350 mg/kg/day (175 mg/kg, BID) in NHPs, had also shown no electrocardiogram changes or suggestions of compromised cardiac function. Based on body surface area and adjusted human equivalent dose comparisons, the NOAEL from the 3-month NHP study provides a >4-fold safety margin over the 800 mg BID dose used in the HERO trial, while the NOAEL from the 39-week NHP study provides a 1.4-fold margin, supporting the 800 mg BID dose in the clinical trials.

Figure 10: Preclinical Modeling Doses Above 200 mg BID

Our Completed Phase 1 Clinical Trial in Healthy Volunteers

We completed a Phase 1 clinical trial of ARD-101 in healthy volunteers in 2021. In the SAD segment, we administered ARD-101 at 40 mg, 100 mg or 240 mg orally once daily to healthy adult subjects after eight hours of fasting. In the MAD segment of the clinical trial, we administered oral doses of ARD-101 at 40 mg, 100 mg or 240 mg BID for 14 days in healthy adult subjects. ARD-101 was well-tolerated by subjects. Investigator-identified treatment-emergent adverse events (TEAEs) were limited to grade 1 or 2, as shown in Figure 11 below.

Figure 11: Summary of TEAEs in ARD-101 Phase 1 Clinical Trial

Treatment Emergent Adverse Events Considered Related to ARD-101 in Phase 1

	SAD Treatment Group (N=24)	MAD Treatment Group (N=19)			
	All Grades [1]	Grade 1 Mild	Grade 2 Moderate	Grade 3 Severe	All Grades
Diarrhea	0 (0.0%)	2	--	--	2 (10.5%)
Dyspepsia	0 (0.0%)	2	--	--	2 (10.5%)
Headache [4]	0 (0.0%)	2	--	--	2 (10.5%)
Nausea	0 (0.0%)	2	--	--	2 (10.5%)
Urticaria	0 (0.0%)	--	2 [2]	--	2 (10.5%)
Abdominal distension	0 (0.0%)	1	--	--	1 (5.3%)
Abdominal Pain	0 (0.0%)	1	1	--	2 (5.3%) [3]
Dizziness	0 (0.0%)	1	--	--	1 (5.3%)
Dysgeusia	0 (0.0%)	1	--	--	1 (5.3%)
Flatulence [4]	0 (0.0%)	1	--	--	1 (5.3%)
Palpitations	0 (0.0%)	1	--	--	1 (5.3%)

(1) There were no treatment-emergent adverse events (TEAEs) in SAD treatment group.
(2) One TEAE of moderate urticaria led to subject withdrawal from the study.
(3) Abdominal pain Grade 1/mild and Grade 2/moderate was experienced by the same subject.
(4) 1 patient (placebo group) had 1 event of flatulence, and 1 event of headache considered related by the investigator.

Pharmacokinetic parameters for ARD-101 following repeat BID oral doses of 40 mg, 100 mg and 240 mg in healthy subjects were consistent with animal models and confirmed the drug was gut-restricted, with approximately 1% detectable in systemic circulation. Of the minor amount that was in circulation, ARD-101 reached a steady state before day 11 at all tested dose levels by evaluating trough plasma concentrations (Ctrough) on days 11, 12 and 13, demonstrating overall favorable pharmacokinetic properties across test subjects. A summary of PK data following oral doses of ARD-101 is shown in Figure 12 below.

Figure 12: Summary of Pharmacokinetic Data from Phase 1 SAD and MAD Dosing

Our Completed Open-Label Phase 2 Clinical Trial in Hyperphagia Associated with PWS

We evaluated ARD-101 in an open-label, two-part Phase 2 clinical trial in subjects with hyperphagia associated with PWS. Both parts of the trial included a 28-day treatment period followed by a 14-day withdrawal period. To participate, the study protocols required subjects to be between 17 and 65 years old (inclusive), have a HQ-CT score of at least 10, and be at a stable weight for two months. As illustrated in Figure 13 below, a total of 19 subjects received at least one dose of ARD-101 in our Phase 2 trial.

In Part 1 of the trial, subjects received a fixed 200 mg dose of ARD-101 twice daily for 28 days. Study assessments were conducted at baseline and on days 15 and 28 during the treatment period. Of the 13 subjects that enrolled, 12 completed dosing and were included in the intent-to-treat (ITT) population, as shown in Figure 13 below. The one subject excluded from the ITT population withdrew prior to completing dosing and was therefore not included. Of the 12 subjects that were included in the ITT population, four subjects received HQ-CT 13 and eight subjects received HQ-CT 9. Although both versions are informative, they differ in scaling and item wording, which precludes direct comparison between the two questionnaires. The HQ-CT 9 is also the only FDA-validated endpoint assessment tool for hyperphagia. Of the four subjects that received HQ-CT 13, all had complete hyperphagia questionnaire data available to support an assessment of change from baseline for endpoint efficacy. However, of the eight subjects that received the HQ-CT 9, only seven subjects had complete hyperphagia questionnaire data available to support the same assessment. In total, 11 subjects met the criteria for inclusion in the HQ-CT Analysis Population: four subjects that completed the HQ-CT 13 and seven subjects that completed the HQ-CT 9.

In Part 2 of the trial, subjects received ARD-101 using an intra-subject dose-escalation regimen, with BID dosing that increased from 400 mg to 600 mg, then to 800 mg over the same 28-day treatment period. Study assessments were conducted according to the Part 1 schedule, with an additional assessment on day 8 to monitor safety during dose escalation. A total of six subjects received ARD-101 in Part 2, including four ARD-101 naïve subjects and two subjects that had previously participated in Part 1. All six subjects in Part 2 completed dosing, had complete endpoint assessments, and were included in the ITT and HQ-CT Analysis Population. While two subjects had major endpoint-related protocol deviations and were excluded from per-protocol (PP) analyses, both are still included in ITT analyses. Subjects that had previously participated in Part 1 and were re-enrolled in Part 2 are designated as re-dosed as shown in Figure 13 below.

Figure 13: Subject Disposition and Analysis Populations of ARD-101 Phase 2 Clinical Trial (Parts 1 and 2)

Phase 2 Part 1 Analysis

Results from Part 1 of the Phase 2 trial demonstrated significant reductions in hyperphagia scores across all HQ-CT Analysis Populations as defined on the left side of Figure 13 above. Figure 14 below presents the average total HQ-CT scores over time for both Part 1 ITT populations. Both questionnaire versions (HQ-CT 13 and HQ-CT 9) showed reductions in hyperphagia during the treatment period with scores rebounding following treatment discontinuation.

Figure 14: HQ-CT Data Observed in Part 1 of the Phase 2 Trial

Figure 15 below depicts the individual point change from baseline HQ-CT score (normalized to origin) for all subjects included in the ITT population. The average reduction in HQ-CT score among subjects evaluated on HQ-CT 9 was approximately eight points at 28 days. Based on this data, we received Orphan Drug Designation from the FDA.

Figure 15: Individual Subject Change in HQ-CT Data Observed in Part 1 of the Phase 2 Trial

Figure 16 below shows the absolute HQ-CT scores of the HQ-CT Analysis Population, which includes only subjects with validated hyperphagia questionnaire data. Of the four subjects that completed HQ-CT 13 in the ITT population, all met the criteria for inclusion in the HQ-CT Analysis Population. Of the eight subjects that completed HQ-CT 9 in the ITT population, seven met the criteria for inclusion in the HQ-CT Analysis Population.

Figure 16: Individual Subject Absolute HQ-CT Scores Observed in Part 1 of the Phase 2 Trial

Figure 17 below presents the average HQ-CT scores over time for the seven subjects in the HQ-CT 9 Analysis Population, demonstrating a mean 9-point reduction in hyperphagia score among subjects using the FDA-validated endpoint.

Figure 17: Average Change from Baseline in Part 1 of the Phase 2 trial: HQ-CT 9 Score (HQ-CT Analysis Population)

Part 1: Fixed Dose, Average Change in HQ-CT 9 HAP [1]

Off Drug
0
-1
-2
-3
-4
-5
-6
-7
-8
-9
-10
AVERAGE TOTAL HQ-CT 9 SCORE
-9
Baseline
Day 15
Day 28
EOS

[1] Part 1: Fixed Dose: HQ-CT 9 HQ-CT Analysis Population, N=7.

Phase 2 Part 2 Analysis

Based on preclinical modeling that showed doses of ARD-101 above 200 mg BID had the potential for greater efficacy as well as clinical observations that demonstrated ARD-101 was generally well-tolerated, we initiated Part 2 of the Phase 2 trial (the dose-escalation portion) approximately a year after Part 1. Subjects in Part 2 were dosed at 400 mg BID for one week, 600 mg BID for a second week, and 800 mg BID for the final two weeks of the trial. Six subjects participated in Part 2 of the trial, including four ARD-101 naïve subjects and two subjects that were re-dosed following prior participation in Part 1. Each of the six subjects that enrolled in Part 2 completed dosing; however, two subjects committed significant protocol deviations, as further described below. Of the subjects that adhered to the trial protocol, each experienced a reduction in hyperphagia score, with the majority of subjects experiencing a deepening benefit over time.

Figures 18 and 19 below show the average HQ-CT 9 scores from all six subjects that completed Part 2 of the Phase 2 trial, as well as the subset of subjects that did not deviate from protocol. Each group exhibited average reductions in hyperphagia, with scores returning toward baseline during the withdrawal portion of the study. A greater magnitude of hyperphagia reduction was observed among subjects that adhered to protocol, with members of the PP population experiencing an average decrease of 7.8 points in HQ-CT 9 score at day 28.

Figure 18: Average HQ-CT Data Observed in Part 2 of the Phase 2 Trial

Figure 19: Average Change from Baseline in Part 2: HQ-CT 9 Score

Part 2: Dose Escalation, Average Change in HQ-CT 9 ITT, PP [(1),(2)]

Off Drug
AVERAGE TOTAL HQ-CT 9 SCORE
2
0
-2
-4
-6
-8
-10
-12
-14
-7.8
PP
ITT
Baseline
Day 8
Day 15
Day 28
EOS

(1) Part 2: Dose Escalation: HQ-CT 9 Intent-to-Treat, N=6.
(2) Part 2: Dose Escalation: HQ-CT 9 Per-Protocol, N=4.

Figure 20 below depicts the individual point change from baseline HQ-CT score (normalized to origin) for the six subjects that completed dosing in Part 2, with the solid lines representing subjects that adhered to protocol and the dotted lines representing those who deviated from protocol. As mentioned above, two subjects had major protocol deviations in the endpoint assessment and were excluded from the PP analysis of our Phase 2 trial. Subject 2.1 received a high dose of steroids known to cause significant weight gain from a primary care physician not involved in the trial. This subject also took two vacations during the 28-day trial period, causing food access environment-related deviations. Subject 2.2 experienced a change in their home environment and designated caregiver between day 8 and day 15 of the trial period, resulting in inconsistencies in reported results between the two caregivers.

Figure 20: Detailed HQ-CT Data Observed in Part 2 of the Phase 2 Trial

For additional reference, Figure 21 below is a graph showing absolute HQ-CT scores of subjects that participated in Part 2 of our Phase 2 trial.

Figure 21: Detailed Subject Level Absolute HQ-CT Data Observed in Part 2 of the Phase 2 Trial

Signal of Dose Dependency

As described above, two subjects that participated in Part 1 were subsequently re-dosed with ARD-101 in Part 2. One re-dosed subject completed the same hyperphagia assessment (HQ-CT 9) during both parts of the trial, while the second re-dosed subject completed HQ-CT 13 in Part 1 and HQ-CT 9 in Part 2. Figure 22 below presents the percent change from baseline in the HQ-CT score for both re-dosed subjects across both trial parts. Percent change was used to enable within-subject comparison across treatment periods and to allow comparability between questionnaire versions, which are reported on different scales. Both subjects exhibited dose-dependent reductions in HQ-CT score.

Figure 22: Within-Subject Percent Change from Baseline in HQ-CT Score for Re-Dosed Subjects

For the re-dosed subject that completed the HQ-CT 9 assessment in both Part 1 and Part 2, a detailed individual-subject trajectory is shown in Figure 23 below (Subject B in Figure 22). During treatment in Part 2 of the trial, this subject exhibited a 16-point reduction in HQ-CT 9 score from baseline to day 28, followed by a return toward baseline hyperphagia scores approximately 14 days after discontinuation of study drug.

Figure 23: Detailed Subject-Level Change in HQ-CT Data Observed in Part 2 of the Phase 2 Trial

Phase 2 Data on Body Composition

In addition to reductions in hyperphagia, ARD-101 also demonstrated a reduction in body fat. DEXA scans analysis from the Phase 2 trial data measuring body composition indicated a trend toward decreased body fat (approximately 1.5%) and increased lean muscle (over 2%) following 28 days of ARD-101 dosing.

Phase 2 Safety Data

Figure 24 below summarizes the adverse events (AEs) from Part 1 and Part 2 of the Phase 2 clinical trial. Across both parts, a total of 19 subjects with PWS received at least one dose of ARD-101 and were included in the safety population in Figure 24 below (fixed-dose N=13, dose-escalation N=6). AEs considered related to ARD-101 were generally mild to moderate in severity. No Grade 3 or higher treatment-related AEs were observed. In the fixed-dose cohort, one subject discontinued treatment due to a drug hypersensitivity reaction at the 200 mg BID dose. In Part 2 of the Phase 2 trial, treatment-related AEs were limited to Grade 1 and did not result in treatment discontinuation.

Within the dose ranges evaluated in this Phase 2 trial, no increases in the severity of the treatment-related AEs were observed with increasing dose levels.

Figure 24: Summary of AEs in ARD-101 in Two-Part Phase 2 Clinical Trial in PWS

Adverse Events Considered Related to ARD-101 in the First Part of Phase 2 [(1)]				
	Fixed 200mg Dose (N=13)			
	Grade 1 Mild	Grade 2 Moderate	Grade 3 Severe	All Grades [(2)]
Edema-Limbs	--	1	--	1 (8%) [(3)]
Rash-maculopapular	1	--	--	1 (8%) [(3)]
Adverse Events Considered Related to ARD-101 in the Second Part of Phase 2 [(1)]				
	Dose Escalation from 400mg to 800mg (N=6)			
	Grade 1 Mild	Grade 2 Moderate	Grade 3 Severe	All Grades [(4)]
Nausea [(5)]	1 (400mg)	--	--	1 (17%)
Bitter Taste in Back of Throat [(6)]	1 (400mg)	--	--	1 (17%)
Headache [(5)]	1 (600mg)	--	--	1 (17%)
Increased Irritability	1 (600mg)	--	--	1 (17%)
Diarrhea	1 (800mg)	--	--	1 (17%)

[(1)] Company internal data, AARD-203 Clinical Trial.
[(2)] Denominator is N=13 subjects, 12 completed dosing on ARD-101 200 mg BID orally for 28 days.
[(3)] The AEs listed above were with the same subject. Subject had early withdrawal.
[(4)] Denominator is N=6 subjects dosed with ARD-101 for 28 days, 400mg BID x1 week, 600mg BID x1 week, 800 mg BID x2 weeks.
[(5)] Investigator at site 100 considered two events (nausea and headache in a single subject) as having an "unknown" relationship to study drug. These are conservatively included as related events.
[(6)] The AE of "Bitter Taste in Back of Throat" is noted in verbatim term to be "due to underlying GE Reflux in Medical History" but the Case Report Form indicates that this is a "related" event.

Phase 3 Clinical Trial in Hyperphagia Associated with PWS

Following discussions with the FDA during pre-IND meetings, we submitted an IND for ARD-101 for the treatment of hyperphagia associated with PWS on August 30, 2024. In September 2024, following correspondence with the FDA regarding the BID dosing and titration strategy in the Phase 3 clinical trial, the FDA determined that the Phase 3 clinical trial may proceed. We designed a Phase 3, randomized, double-blind, placebo-controlled clinical trial, which we refer to as the HERO (Hunger Elimination or Reduction Objective) trial (see Figure 25 below for a graphical depiction of the trial design). The trial was designed to treat subjects over 12 weeks to support the further development of ARD-101 in subjects with PWS-associated hyperphagia. The primary objective of the Phase 3 HERO trial was to evaluate the effect of ARD-101 on hyperphagia-related behavior, using the HQ-CT questionnaire. Secondary objectives included evaluating caregiver-reported outcomes and physician-reported outcomes. Additionally, exploratory objectives aimed to assess the effects of ARD-101 on various health markers, such as body weight, lean body mass, waist circumference, inflammatory cytokines, lipid parameters, glycemic control and food safety practices.

Enrollment criteria for this trial were designed to ensure that eligible subjects had a confirmed diagnosis of PWS and hyperphagia, were medically stable and were able to adhere to the trial’s requirements, with only subjects with a baseline HQ-CT score of 13 or greater expected to be included in the efficacy analysis. In November 2025, we announced that the minimum age of eligibility for HERO was reduced from 13 to 10 years old following alignment with the FDA. In December 2025, we submitted a protocol amendment seeking to lower the minimum age of eligibility to participate in the trial to 7 years of age. The trial protocol allowed dose modification in case a higher dose was not tolerated by a subject. An interim analysis was to be used to help determine the statistical power of the trial, triggered by enrollment milestones. Following the voluntary pause of the HERO trial in February 2026, we are reviewing the trial design and protocol in collaboration with the FDA and the previously agreed protocol elements may be revisited.

We initiated the Phase 3 HERO trial in December 2024. In February 2026, we voluntarily paused enrollment and dosing in the HERO trial based on reversible cardiac observations in a healthy volunteer study, and we are conducting a comprehensive review of the data in collaboration with the FDA. We no longer anticipate topline data readout in the third quarter of 2026.

Figure 25: Phase 3 HERO Trial Design for ARD-101 in PWS-Associated Hyperphagia

ARD-201

Our second program, ARD-201, was planned to be a fixed-dose combination of our proprietary bitter taste receptor agonist, ARD-101 (denatonium acetate monohydrate), and a DPP-4 inhibitor. Because ARD-201 contains ARD-101 as a component of the planned combination therapy, we are assessing the potential implications of the voluntary pause of the HERO trial on the ARD-201 program. Following this assessment, we have voluntarily paused the POWER and STRENGTH clinical trials while we complete our ongoing evaluation of the safety observations identified in the healthy volunteer study of ARD-101 and continue discussions with the FDA regarding next steps for the ARD-101 program. We no longer anticipate preliminary or interim data for the POWER trial to be available in the second half of 2026, nor do we plan to initiate the STRENGTH trial in the first half of 2026. We expect to provide further guidance in the second quarter of 2026.

Our Other Programs

Beyond our lead product candidate, ARD-101, we are also developing other programs for the potential treatment of indications with high unmet need, including other indications mediated by TAS2R signaling.

We also have a clinical program in development not related to TAS2R that is a low-dose liquid extended-release naltrexone formulation for the treatment of autism.

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

If any of our product candidates are approved for the indications for which we expect to conduct clinical trials, we anticipate they will compete with marketed drugs, as well as any drugs potentially in development. It is also possible that we will face competition from other pharmaceutical approaches as well as other types of therapies. The key competitive factors affecting the success of all our programs, if approved, are likely to be their potency, tolerability, convenience, price, level of generic competition and availability of reimbursement.

With respect to ARD-101, VYKAT XR from Soleno Therapeutics is the only FDA-approved treatment for hyperphagia in patients with PWS. We are also aware of other clinical-stage therapeutic candidates being evaluated for hyperphagia and related conditions, including those from Rhythm Pharmaceuticals, Relmada Therapeutics and Bright Minds Biosciences Inc.

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

Our patent portfolio is built with a goal of establishing broad protection that generally includes, for the product candidates, claims directed to compositions of matter, pharmaceutical compositions or formulations, methods of manufacturing and methods of treatment. We are seeking and maintaining patent protection in the United States and key foreign jurisdictions where we intend to market our product candidates, if they are approved. As of February 28, 2026, our patent portfolio comprises 26 distinct patent application families protecting our technology relating to our product candidates and include 22 issued U.S. patents, 25 issued foreign patents (not including validated European patents in individual countries) and 69 pending patent applications, of which 17 are Patent Cooperation Treaty (PCT) or U.S. patent applications and the remainder are foreign.

We are developing our lead product candidate, ARD-101, for, among others, the treatment of hyperphagia associated with PWS. We have an issued patent for an oral formulation of the acetate salt, as well as several other salts, of denatonium. U.S. Patent No. 10,835,505 generally and specifically claims oral formulations of denatonium salts as products as well as methods for both effecting weight loss and treating adult-onset diabetes. U.S. Patent No. 10,835,505 is set to expire in 2038. Members of the same patent family have also been filed in Australia, Canada, China, Europe, Hong Kong, Japan and South Korea. We have also obtained an orphan drug designation for the treatment of PWS. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if, in relevant part, it is a drug intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States. If ARD-101 receives the first marketing approval for the treatment of PWS, then it would be entitled to marketing exclusivity for seven years, which precludes the FDA from approving another marketing application for the same drug for the same use or indication for seven years after ARD-101’s marketing approval.

ARD-101 is further covered by additional patents and applications. We are pursuing patent applications directed to solid-state forms of denatonium acetate monohydrate, filed in the United States (U.S. Ser. No. 18/631,587), Australia, Canada, China, Europe, Taiwan and Japan. This family contains composition of matter claims and process claims and is expected to expire in 2042. U.S. Patent No. 12,268,660 is directed to treatment of pulmonary hypertension with certain denatonium salts, which contains use claims and is projected to expire in 2041 (use claims in the U.S. take the form of methods of treatment). In addition, we are pursuing a patent application directed to treatment of asthma with certain denatonium salts, filed in the United States (U.S. Ser. No. 17/256,212), which contains use claims and is projected to expire in 2039. We are also pursuing patent applications directed to treatment of certain inflammatory disorders with certain denatonium salts, filed in the United States (U.S. Ser. No. 17/845,399), Australia, Canada, China, Europe, Hong Kong, Japan and South Korea. This family contains use claims, and patents issuing from this family are projected to have expiration dates in 2039. We are also pursuing patent applications directed to treatment of fatty liver diseases with certain denatonium salts, filed in the United States (U.S. Ser. No. 18/274,180), Australia, Canada, China, Europe, Hong Kong, Japan and South Korea. This family contains use claims, and patents issuing from this family are projected to have expiration dates in 2041. U.S. Patent No. 12,427,125 is directed to treatment of Severe Acute Respiratory Syndrome or prevention of acute respiratory distress syndrome with certain denatonium salts, which contains use claims and is projected to have an expiration date in 2042. We are also pursuing patent applications directed to abuse-deterrent pharmaceutical compositions comprising a controlled pharmaceutical substance and a bitter agonist compound, filed in the United States (U.S. Ser. No. 18/924,880), Europe, Canada and Australia. This family contains product claims and is projected to expire in 2043. U.S. Patent No. 11,253,490, relating to treating or alleviating a symptom of cognitive impairment in a subject with a COVID-19 infection, contains use claims and is projected to expire in 2041.

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

The term of individual patents in our portfolio depends upon the legal term of patents in the countries in which they are obtained. In most countries in which we file, including the United States, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the term of a patent may be eligible for patent term adjustment, which permits patent term restoration as compensation for delays incurred at the U.S. Patent and Trademark Office (the USPTO), during the patent prosecution process. In addition, for patents that cover an FDA-approved drug, the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act) permits a patent term extension of up to five years beyond the expiration of the patent. While the length of the patent term extension is related to the length of time the drug is under regulatory review, patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent per approved drug may be extended under the Hatch-Waxman Act. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek any available patent term extension to any granted patents in any jurisdiction where such extensions are available; however, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

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
•
submission to the FDA of a New Drug Application (NDA), requesting marketing approval for one or more proposed indications, which includes not only the results of the clinical trials, but also detailed information on the chemistry, manufacturing and quality controls for the product candidate and proposed labeling;
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

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA; written IND safety reports must be submitted to the FDA and the investigators for Serious and Unexpected Suspected Adverse Reactions, findings from other studies suggesting a significant risk to humans exposed to the drug, findings from animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, a data safety monitoring board or committee may halt the clinical trial if it determines that there is an unacceptable safety risk. We may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

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

Before approving an NDA, the FDA will generally conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the facilities comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. In addition, before approving an NDA, the FDA may also audit data from clinical trials to ensure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process and manufacturing facilities, it may issue an Approval Letter or a Complete Response Letter. An Approval Letter authorizes commercial marketing of the product with specific prescribing information for specific indications and conditions of use. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter describes the deficiencies in the NDA identified by the FDA. Responding to a Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, withdraw the application, or engage in a dispute resolution proceeding or request a hearing. Even if additional data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than we interpret the same data.

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

In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within the relevant orphan drug designation. This decision created uncertainty in the application of the orphan drug exclusivity. In January 2023, the FDA published a notice in the Federal Register to clarify that while the FDA complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. In February 2026, legislation amended the FDCA to clarify the scope of the orphan-drug exclusivity to the same approved use or indication within the rare designation for which the drug is approved. It is unclear how future litigation and administrative actions will impact the scope of the orphan drug exclusivity.

Rare Pediatric Disease Priority Review Voucher Program

Under the Rare Pediatric Disease Priority Review Voucher program, the FDA may award a priority review voucher to the sponsor of an approved marketing application for a drug that is for the prevention or treatment of a rare pediatric disease. The sponsor can use the voucher to obtain priority review for a subsequent human drug or biologic application. The sponsor can also transfer or sell the voucher to another company.

To be eligible for a rare pediatric disease priority review voucher, the NDA must be for a drug that prevents or treats a “rare pediatric disease” defined to mean a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the U.S., or affects 200,000 or more individuals in the U.S. but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales of the drug in the U.S. Additionally, the NDA must be deemed eligible for priority review, rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population, not seek approval for a different adult indication in the original rare pediatric disease product application and be for a drug that does not include a previously approved active ingredient. A sponsor may request rare pediatric disease designation from the FDA prior to the submission of the NDA; however rare pediatric disease designation does not guarantee that a sponsor will receive a priority review voucher upon approval of the NDA.

The Rare Pediatric Disease Priority Review Voucher program began to sunset in December 2024 but was reauthorized in February 2026. Under this reauthorization, the FDA may award a rare pediatric disease priority review voucher if the NDA for the product is approved before September 30, 2029.

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

Pediatric Trials

Under the Pediatric Research Equity Act, a marketing application for a drug or biological product for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration must contain data to assess the safety and efficacy of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDCA requires that a sponsor submit an initial Pediatric Study Plan (PSP) within 60 days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials and/or other clinical development programs. The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of data or full or partial waivers. Furthermore, with some exceptions, requirements under the Pediatric Research Equity Act generally do not apply to a drug for an indication for which orphan drug designation has been granted.

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

The containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs, including biologics, have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. In many countries, the prices of drug products are subject to varying price control mechanisms as part of national health systems. In general, the prices of drug products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for drug products, but monitor and control company profits. Accordingly, in markets outside the United States, the reimbursement for drug products may be reduced compared with the United States. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. The IRA, for example, includes provisions that impose new manufacturer financial liability on certain drugs under Medicare Part D, allowing the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition. Orphan drugs are exempted from the Medicare drug price negotiation program provided that the only approved indications (or indications) is for one or more rare diseases or conditions for which the drug received orphan drug designation by the FDA. Decreases in third-party reimbursement for our drug product candidate or a decision by a third-party payor to not cover our drug product candidate could reduce physician usage of the drug product candidate and have a material adverse effect on our sales, results of operations and financial condition.

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

In order to distribute products commercially, we must comply with federal and state laws relating to drug supply chain traceability, including those that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Federal laws require the implementation of systems to provide, capture, and maintain information about transactions involving drug products distributed within the United States and the trading partners who engaged in such transactions. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities and/or register their sales representatives and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted:

•
The Budget Control Act of 2011 and subsequent legislation, among other things, created measures for spending reductions by Congress that include aggregate reductions of Medicare payments to providers of 2% per fiscal year, which remain in effect through the first half of 2032. Under the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021 and subsequent legislation would trigger reductions in Medicare payments to providers, but 2025 legislation eliminated the impact of the estimated budget deficit increases by setting the scorecard used to determine the need for such reductions (sequestration) equal to zero.

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

The IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allowing the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Various industry stakeholders, including pharmaceutical companies, have lawsuits pending against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. HHS has generally won the substantive disputes in these cases, but certain of these cases continue to be appealed. Under the Trump Administration, CMS has continued to negotiate drug prices pursuant to the IRA framework. The Trump Administration has also issued public statements about its commitment to lowering the cost of prescription drugs and has sought additional voluntary agreements to reduce drug pricing from certain pharmaceutical manufacturers. The effects of the IRA on our business is not yet known.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access, marketing cost disclosure, transparency measures and other measures designed to encourage importation from other countries and bulk purchasing. In January 2024, the FDA authorized Florida’s Agency for Health Care Administration’s drug importation program, which is the first step toward Florida facilitating importation of certain prescription drugs from Canada. Authorization of other state programs may follow as other states have submitted importation program proposals. The Trump Administration has publicly supported such state-directed importation programs, and the FDA has taken steps to facilitate such states in initiating such programs. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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

U.S. Privacy Laws

In addition to HIPAA, we may be subject to other U.S. federal and state privacy laws. For example, failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of the FTC Act. Additionally, the FTC Health Breach Notification Rule applies to health apps and other similar technologies and expanded breach notification requirements, which adds complexity to compliance obligations. Further, the SEC implemented rules around incident reporting, requiring cybersecurity incidents to be reported four business days after determining that an incident is material.

The U.S. Department of Justice issued a final rule entitled, “Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” codified at 28 CFR part 202 (the Bulk Transfer Rule). The Bulk Transfer Rule prohibits and restricts bulk transfers of sensitive personal data (including genetic and health data) to countries of concern, such as China, Russia, and Iran to prevent access by foreign adversaries. It restricts our ability to engage in certain cross-border transactions involving genomic or biological samples and related data, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and may require additional contractual negotiations, which may adversely impact our business, financial condition, and operating results.

We may be subject to certain state laws that govern the privacy and security of health-related and other personal information in certain circumstances, some of which may be more stringent, broader in scope or offer greater individual rights with respect to protected health information than HIPAA, many of which may differ from each other, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Consumer Privacy Act (CCPA), revised and amended by the California Privacy Rights Act (CPRA), created new individual privacy rights for California residents, including the right to opt out of certain disclosures of their data and the right to limit the use and disclosure of sensitive personal information (including health information). While California was the first among the states to adopt comprehensive data privacy legislation similar to the GDPR, many other states are following suit, which could increase our potential liability and adversely affect our business. More than 20 states have adopted statewide comprehensive privacy laws and many other states have privacy legislation that is pending. Many of these new state laws contain some type of exemption for information collected under HIPAA and some data processed in the context of clinical trials, either at the entity level or the data level, so the impact might be limited particularly as it relates to protected health information. Some states also have laws that specifically focus on the processing of personal data related to individuals’ health, including California’s Confidentiality of Medical Information Act and Washington’s My Health My Data Act. Finally, all 50 U.S. states and territories and international jurisdictions have varying breach notification laws that may require us to notify patients, employees or regulators in the event of unauthorized access to or disclosure of personal or confidential data experienced by us or our service providers.

European Union General Data Protection Regulation and Other International Data Protection Laws

In addition to EU regulations related to the approval and commercialization of our products, we may be subject to international laws governing data privacy. For example, the GDPR in the EEA and the GDPR in the United Kingdom (together, the GDPR) impose stringent requirements for controllers and processors of personal data of individuals within the EEA or the United Kingdom. The EU and UK GDPRs impose stringent requirements for controllers and processors of personal data of persons in the EEA and UK, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The EU and UK GDPRs also impose strict rules on the transfer of personal data out of the European Union to the United States and other third countries. In addition, the EU and UK GDPRs provide that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

The GDPR applies extraterritorially, and we may be subject to the GDPR because of our data processing activities that involve the personal data of individuals located in the European Union, such as in connection with our EU clinical trials. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 (£17.5 million) or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. EEA and UK GDPR regulations may impose additional responsibility and liability in relation to the personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules. Such requirements may be subject to change in the near future as the European Commission announced proposed amendments to the GDPR in November 2025.

In addition, on June 19, 2025, the UK’s Data (Use and Access) Act 2025 (the DUAA) was granted Royal Assent, implementing various measures concerning data usage in the UK and reforming data protection laws. The provisions within the DUAA will come into force through 2026, and it remains too soon to tell how the DUAA will be implemented and what impact it will have on our international activities. Further, other EU and member state laws and regulations may impose further obligations or restrictions on processing health information in the EEA, such as the European Health Data Space Regulation. Further, in the EEA, the NIS 2 Directive (NIS 2) is replacing the cybersecurity legal framework under the current NIS framework, aiming to ensure a high level of cybersecurity in the region. NIS 2 brings new medium and large organizations providing services in the EEA within scope of the legal framework. It extends to additional sectors and expands the list of in-scope healthcare organizations, including to certain providers engaged in research and development of medicinal products. The new regime imposes direct obligations on management in respect of an in-scope organization's compliance with NIS 2, requires covered organizations to put in place certain cyber risk management measures, strengthens incident reporting requirements and provides supervisory authorities with greater oversight. To the extent that we become subject to NIS 2 in the future, we may require additional investment of our resources in compliance programs. Under NIS 2, companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide turnover.

Certain jurisdictions, including the EEA, have enacted laws and regulations governing cross-border personal information transfer and providing for data localization in certain cases. For example, absent appropriate safeguards or other circumstances, the GDPR and laws in Switzerland and the UK generally restrict the transfer of personal information to countries outside the EEA, Switzerland and the UK, such as the United States. Such safeguards include the use of standard contractual clauses approved by the European Commission and the UK and Swiss Data Protection Authorities as well as the EU-U.S. Data Privacy Framework. Additionally, other countries outside of the EU have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of operating our business. The types of challenges we face in the EEA, Switzerland, and the UK will likely also arise in other jurisdictions that adopt laws similar to the GDPR or regulatory frameworks of equivalent complexity.

Employees and Human Capital Resources

As of February 28, 2026, we had 40 employees, all of whom were full-time. Of those, 25 were engaged in research and development activities. All of our employees are located in the United States. We do not have any employees that are represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Corporate and Other Information

We were incorporated in Delaware on May 17, 2017. Our principal executive offices are located at 4370 La Jolla Village Drive, Suite 1050, San Diego, CA 92122 and our telephone number is 858-225-7696. We have two wholly-owned subsidiaries, Artisan Therapeutics, Inc., incorporated in Delaware in October 2024, and Ardia Therapeutics, Inc., incorporated in Delaware in February 2026. Our website address is https://aardvarktherapeutics.com. Our investor relations website is located at https://ir.aardvarktherapeutics.com. We make available free of charge on our investor relations website under “Financials—SEC Filings” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our directors’ and officers’ Section 16 reports and any amendments to those reports as soon as reasonably practicable after filing or furnishing such materials to the SEC. They are also available for free on the SEC’s website at www.sec.gov.

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception and expect to continue to incur significant and increasing operating losses for at least the next several years. For the years ended December 31, 2025 and 2024, we reported a net loss of $57.6 million and $20.6 million, respectively. As of December 31, 2025, we had an accumulated deficit of $115.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. ARD-101 will require substantial additional development time and resources before we would be able to apply for or receive marketing approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate that our expenses will increase substantially as we:

•
conduct our ongoing and planned clinical trials of ARD-101 as well as initiate and complete additional clinical trials for other product candidates and programs;
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

The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we conduct our ongoing and planned preclinical studies and clinical trials of ARD-101 and our other product candidates and programs, and any future product candidates we may develop. Our expenses will increase substantially if our product candidates successfully complete early clinical and other studies and also could increase beyond expectations if the FDA or comparable foreign regulatory authorities require us to perform studies in addition to those that we currently anticipate. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. In addition, we will incur additional costs associated with operating as a public company. Furthermore, if we obtain marketing approval for our product candidates, we expect to incur significant expenses related to manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of December 31, 2025, we had cash, cash equivalents and short-term investments of approximately $110.0 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations into the second quarter of 2027. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity offerings, debt financings or other capital sources, including potential grants, collaborations, licenses and other similar arrangements. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Such financing may result in dilution to our stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business.

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

We currently have no products that are approved for commercial sale. Our lead product candidate, ARD-101, is an oral gut-restricted small-molecule agonist of certain TAS2Rs expressed in the gut lumen for which we have initiated a Phase 3 clinical trial for hyperphagia associated with PWS. In February 2026, we voluntarily paused enrollment and dosing in the HERO trial and the open label extension (OLE) trial based on reversible cardiac observations in a healthy volunteer study. We are conducting a comprehensive review of the data and collaborating with the FDA to determine next steps and expect to provide further guidance in the second quarter of 2026. The success of our business, including our ability to finance our company and generate revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our lead product candidate. We cannot be certain that ARD-101 or any other current or future product candidates will receive regulatory approval or be successfully commercialized even if we receive regulatory approval.

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

Before we can generate any revenue from sales of our lead product candidate, ARD-101, or any other current or future product candidates, we must undergo additional preclinical and clinical development, regulatory review and approval in one or more jurisdictions. In addition, if one or more of our product candidates are approved, we must ensure access to sufficient commercial manufacturing capacity and conduct significant marketing efforts in connection with any commercial launch. These efforts will require substantial investment, and we may not have the financial resources to continue development of our product candidates. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

Our product candidates, including ARD-101, are still in clinical development and their risk of failure is high. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe and effective in humans for the indications for which we intend to commercialize our product candidates. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the preclinical or clinical trial process. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the safety and effectiveness of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and regimens. Success in preclinical studies and early or Phase 2 clinical trials does not ensure that later large-scale efficacy trials will be successful nor does it predict final results. Our product candidates may fail to show the required safety and effectiveness through clinical trials despite positive results in preclinical studies or having successfully advanced through initial clinical trials, particularly because we are targeting novel pathways that have not yet been tested in later-stage clinical trials.

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
•
our product candidates may have undesirable side effects, unforeseen adverse events, or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ECs to suspend or terminate the trials. For example, in February 2026, we voluntarily paused enrollment and dosing in the Phase 3 HERO trial and the OLE trial for ARD-101, and the POWER and STRENGTH clinical trials for ARD-201, based on reversible cardiac observations in a healthy volunteer study of ARD-101;
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

We may not be able to initiate or continue our planned clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible subjects to participate in these trials. For example, we are developing ARD-101 for the treatment of hyperphagia associated with PWS. PWS is a rare disease with a limited patient pool from which to draw. In February 2026, we voluntarily paused enrollment and dosing in the HERO trial, the OLE trial, and the POWER and STRENGTH clinical trials for ARD-201 based on reversible cardiac observations in a healthy volunteer study of ARD-101. We are conducting a comprehensive review of the data and collaborating with the FDA to determine next steps and expect to provide further guidance in the second quarter of 2026. There can be no assurance that we will be able to resume enrollment or dosing in these trials on a timely basis, or at all, which could further delay our clinical development timelines. Moreover, there is no guarantee that, if and when we resume any clinical trials, we may encounter further delays or difficulties in resuming enrollment and/or dosing, including due to our announcement of having voluntarily paused our HERO and other clinical trials.

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
•
other factors outside of our control, such as the effects of global economic and geopolitical conditions;
•
our ability to obtain and maintain patient informed consent;
•
the risk that subjects enrolled in clinical trials will drop out of the trials before completion; and
•
our ability to timely manufacture and supply clinical supplies for our product candidates.

Our Phase 3 HERO trial, evaluating the effect of ARD-101 on hyperphagia-related behavior in PWS, is currently limited to subjects 10 years of age and older after reaching alignment with the FDA in October 2025 on a protocol amendment to change the minimum age of eligibility to participate in the trial from 13 to 10 years of age or older. In December 2025, we submitted an additional protocol amendment seeking to further lower the minimum age of eligibility to participate in the trial to 7 years of age. However, certain factors may preclude us from receiving regulatory approval to treat younger pediatric subjects, including potential disagreements regarding appropriate dose and dose escalation, product presentation for possibly lower doses, validity of patient-reported outcomes in younger, actively growing patients, and avoiding inappropriate hunger suppression in these growing individuals. We can neither predict if the FDA or comparable foreign regulatory authorities will approve the use of our product candidates or programs in younger pediatric subjects, nor provide an estimate for the timing of such approval, if any. Furthermore, if the FDA or comparable foreign regulatory authorities do not approve the use of our product candidates or programs in this population, such product candidates or programs will not be labeled for use in these subjects. Given that the median lifespan of PWS patients is currently 30 years, the size of our market opportunity in this indication will be more limited if ARD-101 is not ultimately approved in pediatric patients and does not result in a significant increase in patient lifespan. Following the voluntary pause of the HERO trial in February 2026, we are reviewing the trial design and protocol in collaboration with the FDA and the previously agreed protocol elements may be revisited.

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

As a result, delays in subject enrollment or inability to identify and enroll a sufficient number of eligible subjects may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

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

Treatment-related side effects could also affect subject recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. Furthermore, we may be required to expend time and incur costs to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Any of these occurrences may adversely affect our business, operating results, prospects or financial condition. Moreover, if any serious side effects or other adverse events were to occur in any of our clinical programs, we could be subject to negative publicity and our company and reputation may be harmed.

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

There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or comparable foreign regulatory authorities in a timely manner or at all. Moreover, any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could adversely affect our business, operating results, prospects or financial condition. For example, in February 2026, we voluntarily paused enrollment and dosing in the HERO trial following reversible cardiac observations identified in a healthy volunteer study of ARD-101. While these observations were not reported as serious adverse events and were not observed at the target therapeutic dose used in our clinical trials, they may nevertheless lead to additional regulatory scrutiny or changes to our development program.

As an organization, we have not previously conducted pivotal clinical trials, and we may be unable to do so successfully for any product candidates we may develop.

We will need to successfully complete pivotal clinical trials in order to obtain product approval from the FDA or comparable foreign regulatory authorities to market ARD-101 or any other current or future product candidate. Carrying out pivotal clinical trials is a complicated process. We initiated a Phase 3 HERO clinical trial in hyperphagia associated with PWS in December 2024. In February 2026, we voluntarily paused enrollment and dosing in the HERO trial based on reversible cardiac observations in a healthy volunteer study. We are conducting a comprehensive review of the data and collaborating with the FDA to determine next steps. If the FDA determines that additional nonclinical studies, dose modifications, enhanced monitoring or other protocol changes are required, our clinical development timelines could be significantly delayed. We no longer anticipate topline data from the HERO trial in the third quarter of 2026, and the timing of additional staffing and operational expansion may be delayed as we evaluate next steps following the voluntary pause of the HERO trial and related clinical programs. We expect to provide further guidance in the second quarter of 2026. Additionally, because ARD-201 contains ARD-101 as a component, we have also voluntarily paused the POWER and STRENGTH clinical trials for ARD-201. As an organization, we have not previously successfully conducted any later stage or pivotal clinical trials. In order to do so, we have expanded our clinical management and regulatory capabilities, including hiring clinical, regulatory and quality personnel, and we expect to potentially need to expand our clinical management and regulatory capabilities, but may be unable to recruit and train qualified personnel. We also expect to continue to rely on third parties to conduct our later stage or pivotal clinical trials. See the subsection titled “—Risks Related to Our Dependence on Third Parties—We have relied and expect to continue to rely on third parties to conduct our preclinical studies and clinical trials, as well as investigator-initiated trials. If those third parties do not perform as contractually required, fail to satisfy legal or regulatory requirements, miss expected deadlines or terminate the relationship, our development programs could be delayed, more costly or unsuccessful, and we may never be able to seek or obtain regulatory approval for or commercialize our product candidates.” Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to submission of an NDA and approval of ARD-101 or any other current or future product candidates. In addition, no product candidate can receive FDA approval unless clinical trials show both safety and efficacy for each target indication in accordance with FDA or foreign country standards. We plan to conduct a number of clinical trials for multiple product candidates in parallel over the next several years depending on the outcome of our ongoing evaluation of the voluntary pause of our HERO trial and related clinical programs. This may be a difficult process to manage with our limited resources and may divert the attention of management. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates, which could adversely affect our business, operating results, prospects or financial condition.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and management resources, we focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on the development of ARD-101 for the treatment of hyperphagia associated with PWS. As a result, we may forgo or delay pursuit of opportunities with other product candidates or for other indications for our product candidates that later prove to have greater commercial potential. Moreover, in February 2026, we voluntarily paused enrollment and dosing in the Phase 3 HERO trial and the OLE trial for ARD-101, and the POWER and STRENGTH clinical trials for ARD-201, based on reversible cardiac observations in a healthy volunteer study of ARD-101. We are conducting a comprehensive review of the data and collaborating with the FDA to determine next steps and expect to provide further guidance in the second quarter of 2026. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. We must continually assess the potential commercial viability of our research programs and product candidates, and we may decide to pause, discontinue or deprioritize development of any of our product candidates based upon such assessments, even if we obtain positive data from our product candidates in preclinical studies and clinical trials. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

We are conducting and plan to conduct certain clinical trials for our product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We are conducting and plan to conduct certain clinical trials of ARD-101 outside the United States, including, but not limited to, in the United Kingdom, South Korea, Canada and Australia. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical power, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, we would need to conduct additional trials, which could be costly and time-consuming.

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

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages, government shutdowns or global health concerns could negatively impact our business operations, regulatory interactions and access to capital.

Significant disruptions to the operations of government agencies, including from prolonged or repeated shutdown of the federal government, could adversely affect our business, financial condition and results of operations. For example, on October 1, 2025, the U.S. government shut down for 43 days, during which time certain regulatory agencies, such as the FDA and the SEC, furloughed certain employees and stopped critical activities. On October 10, 2025, the U.S. government implemented substantial layoffs and workforce reductions in connection with the federal government shutdown, which resulted in the suspension or delay of various government-funded programs. The ability of the FDA to review and approve new products, to provide feedback on clinical trials and development programs, to meet with sponsors and to otherwise review regulatory submissions can be affected by a variety of factors, including government budget and funding levels, reductions in workforce, ability to hire and retain key personnel and accept the payment of user fees, substantial changes in leadership and shifting policy priorities as a result of changes in the presidential administration and its appointees tasked to oversee the agency, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result and may continue in the future. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies, including as a result of reductions in force, significant organizational changes, substantial leadership departures, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, the current U.S. administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. Additionally, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough certain employees and stop certain critical activities. The current U.S. administration also has taken steps to reduce the number of federal employees by establishing voluntary termination programs, by position eliminations or by involuntary terminations. If funding for the FDA is reduced, if the FDA workforce is reduced, or if government shutdowns reoccur, any of these factors could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Further, a future shutdown of the U.S. federal government could materially impact the operations of the SEC. For example, during the most recent U.S. federal government shutdown, the SEC announced that it would not declare registration statements effective. In the event of a future shutdown, the SEC may operate with limited staff or suspend certain functions altogether, which could delay the review or effectiveness of our filings, including registration statements or other financing-related disclosures. Such delays could adversely affect our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations.

In addition, future government shutdowns or funding freezes could negatively affect broader business operations and economic conditions and cause delays in or suspension of manufacturing facility and shipping operations, which could adversely affect our clinical trials and supply of product candidates. If these disruptions reoccur or worsen, our business, financial condition, results of operations and ability to execute our strategic plans could be materially and adversely affected.

The FDA or comparable foreign regulatory authorities may also face delays or resource constraints relating to foreign inspections, such as those that occurred during the COVID-19 pandemic. In response, such agencies may shift inspection priorities, may turn to remote regulatory assessments, or may issue other policies that could affect product approval timelines, which could have a material adverse effect on our business. A U.S. government shutdown or reduction in FDA funding or workforce may also affect inspection-related activities.

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

We have received Orphan Drug Designation and Rare Pediatric Disease Designation for ARD-101 for the treatment of PWS, and we may seek Orphan Drug Designation and/or Rare Pediatric Disease Designation for some or all of our other product candidates. However, we may not receive either such designation, and we may not be able to maintain Orphan Drug Designation or Rare Pediatric Disease Designation or obtain a Rare Pediatric Disease priority review voucher or orphan drug exclusivity for ARD-101, which could limit the potential profitability of our product candidates.

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

In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for granting funding towards clinical trial costs, tax advantages and application fee waivers. If a drug or biologic with an Orphan Drug Designation subsequently receives marketing approval for the indication for which it has such designation, the product may be entitled to an expanded period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. The applicable period is seven years in the United States. An orphan drug benefiting pediatric patients can qualify as a drug for a Rare Pediatric Disease Designation as well. If so designated, the sponsor of the Rare Pediatric Disease designated product may be eligible for a rare pediatric disease priority review voucher, which would be issued in connection with FDA approval for the designated product. Under the Federal Food, Drug, and Cosmetic Act (the FDCA), a rare pediatric disease product application may be eligible for a rare pediatric disease priority review voucher if the drug receives marketing approval before September 30, 2029.

The FDA granted us an Orphan Drug Designation and a Rare Pediatric Disease Designation for the use of ARD-101 in PWS in August 2023, and we may also seek Orphan Drug Designation for some or all of our other product candidates. However, we may be unsuccessful in obtaining Orphan Drug Designation and/or Rare Pediatric Disease Designation for other product candidates, and we may be unable to obtain or maintain the benefits associated with Orphan Drug Designation or Rare Pediatric Disease Designation for ARD-101 or other product candidates for which we may receive such designations. The exclusivity granted under the Orphan Drug Designation may not effectively protect ARD-101 from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA from approving the same or a different drug for another indication. The FDA may be able to subsequently approve a later application for the same drug for the same condition before the expiration of the seven-year exclusivity period if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan-drug-exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Neither Orphan Drug Designation nor Rare Pediatric Disease Designation shortens the development time or regulatory review time of a drug and does not give the drug any advantage in the regulatory review or approval process. Additionally, even if we obtain orphan drug designation for a product candidate, we may not be able to obtain orphan drug exclusivity for that product candidate. Similarly, we may not be able to obtain a rare pediatric disease priority review voucher for any product candidate for which we receive a Rare Pediatric Disease Designation, particularly if such product candidate does not receive marketing approval before September 30, 2029 and the program is not further extended.

A Breakthrough Therapy designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval in the United States.

We may apply for a Breakthrough Therapy designation for ARD-101 and any other current or future product candidates for one or more indications when we have placebo-controlled data and we believe that the clinical data may support such a designation for one or more product candidates. A Breakthrough Therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition with unmet medical need, and preliminary clinical evidence indicates that the drug, or biologic, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs and biologics designated as Breakthrough Therapies by the FDA may also be eligible for rolling review (submissions of portions of an application before the complete marketing application is submitted) and priority review.

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

We may apply for fast track designation, priority review or accelerated approval status for ARD-101 or any other current or future product candidates. However, even if we receive fast track designation, priority review or accelerated approval status or other accelerated review designation for one or more of our product candidates, these designations do not assure that we will experience a faster development process, regulatory review or regulatory approval process compared to conventional FDA procedures. In addition, the FDA may withdraw a fast track, priority review, accelerated approval status or other accelerated review designation if it believes that the status or designation is no longer supported by data from our clinical development program. Additionally, qualification for any expedited review procedure does not ensure that we will ultimately obtain regulatory approval for such product candidate. Access to an expedited program may expedite the development or approval process, but it does not change the standards for approval.

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

If any of our relationships with these third parties terminate, we may not be able to enter into alternative arrangements or do so on commercially reasonable terms. Switching or adding additional contractors involves additional cost and time and requires management's time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. In addition, if an agreement with any of our collaborators terminates, our access to technology and intellectual property licensed to us by that collaborator may be restricted or terminate entirely, which may delay our continued development of our product candidates utilizing the collaborator’s technology or intellectual property or require us to stop development of those product candidates completely.

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

Under recent legislation, certain third-party manufacturers and other third parties (frequently China-based companies) may be considered a “biotechnology company of concern.” If a third-party manufacturer receives such a designation, it may restrict the ability of U.S. companies like us to purchase services or products from, collaborate with, or otherwise work with such manufacturers. For example, it may delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. Such disruption could have adverse effects on the development of our product candidates.

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

We currently have collaborations with third parties to develop certain of our potential product candidates, although none of these collaborations relate to ARD-101. In the future, we may seek collaboration arrangements for the commercialization, or potentially for the development, of other product candidates depending on the merits of retaining commercialization rights for ourselves as compared to entering into collaboration arrangements. For example, certain disease areas that we believe our product candidates address require large, costly and later-stage clinical trials, which a collaboration partner may be better positioned to finance and/or conduct.

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

The operations of our suppliers, some of which may source raw materials and other supplies outside of the United States, are subject to additional risks that are beyond our control and that could adversely affect our business, financial condition, results of operations and prospects.

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

Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, in June 2023, a new unitary patent system was introduced. Under the unitary patent system, after a European patent is granted, the patent proprietor can request unitary effect, thereby getting a European patent with unitary effect (the Unitary Patent). Each Unitary Patent is subject to the jurisdiction of the Unitary Patent Court (the UPC). As the UPC is a relatively new court system, there is little precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC may be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of the unitary patent system.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and its implementing regulations, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of protected health information (PHI), including individually identifiable health information, as defined under HIPAA, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as independent contractors or agents of covered entities, which include certain health care providers, health plans and healthcare clearinghouses, that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain state laws govern the privacy and security of health information and other personal data in certain circumstances, some of which are more stringent or otherwise different than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and criminal penalties;
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

In addition, there have been a number of health reform initiatives that have impacted the ACA. For example, on August 16, 2022, the Inflation Reduction Act (the IRA) became law, which, among other things, extended enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminated the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. In addition, the IRA imposes new manufacturer financial liability on certain drugs under Medicare Part D, allowing the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, subject to certain exemptions applicable to orphan drugs. It is possible that the ACA will be subject to judicial or congressional challenges or legislative modifications in the future. It is unclear how such challenges or modifications, and the healthcare reform measures of the current administration, will impact the ACA and our business.

For example, on November 27, 2024, the Biden administration issued a proposed rule entitled Medicare and Medicaid Programs; Contract Year 2026 Policy and Technical Changes to the Medicare Advantage Program, Medicare Prescription Drug Benefit Program, Medicare Cost Plan Program, and Programs of All-Inclusive Care for the Elderly. The Centers for Medicare & Medicaid Services (CMS) proposed that anti-obesity medications (AOMs), when used for weight loss or chronic weight management for the treatment of obesity, would no longer be excluded from Part D coverage. The aforementioned proposal would also apply to the Medicaid program. The Trump Administration did not finalize the proposal; however, we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action.

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

There has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. presidential executive orders, congressional inquiries, and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. The IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations. The prices of these ten drugs became effective January 1, 2026. On January 17, 2025, HHS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations by February 1, 2025. Weight loss drugs, including Ozempic, Rybelsus, and Wegovy, were chosen for the drug price negotiation. Negotiated prices for this second set of drugs will be effective starting January 1, 2027. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program.

The Trump Administration has stated that lowering the cost of prescription drugs for Americans is a top priority and it will continue to pursue drug price negotiations. There may be a significant impact on reimbursement for particular Part D drugs, including AOMs. We cannot predict how this might change or how any changes might impact our business.

Several pharmaceutical companies, as well as the U.S. Chamber of Commerce, and the Pharmaceutical Research and Manufacturers of America have filed lawsuits against HHS and CMS, asserting that, among other things, the IRA’s drug price negotiation program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution and is otherwise unlawful. HHS has generally won the substantive disputes in these cases, and several federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. HHS has generally continued to win the substantive disputes in appeals, although certain cases continue to seek appellate review.

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

In December 2021, Regulation No. 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted in the European Union. This Regulation, which entered into force in January 2022 and went into effect in January 2025, is intended to boost cooperation among EEA Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at European Union level for joint clinical assessments in these areas. The Regulation permits EEA Member States to use common HTA tools, methodologies, and procedures across the European Union, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EEA Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EEA Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the European Union could be negatively affected.

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

Risks Related to the Operation of Our Business

We have previously identified a material weakness in our internal control over financial reporting, which was subsequently remediated. If we experience additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

As of December 31, 2025, we have remediated the previously identified material weakness in our internal control over financial reporting. See Part II, Item 9A, “Item 9A. Controls and Procedures”, of this Annual Report for additional detail. However, our internal control over financial reporting may not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we identify additional material weaknesses or deficiencies in internal controls in the future and we are unable to correct them in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC, will be adversely affected. Any such failure could negatively affect the market price and trading liquidity of our common stock, lead to delisting, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

If, in the future, we identify material weaknesses in our internal controls over financial reporting or fail to meet the demands that are placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Section 404 of the Sarbanes-Oxley Act could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weakness, our business, financial condition and results of operations could suffer.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on our senior management team. The employment agreements we have with these officers do not prevent such persons from terminating their employment with us at any time. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. In addition, we will need to attract, retain and motivate highly qualified additional medical, scientific, technical, commercial, business, regulatory and administrative personnel. If we are not able to retain our management and to attract, on terms acceptable to us, additional qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow.

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

As of February 28, 2026, we had 40 employees and 39 full-time or part-time consultants. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, product development and manufacturing, regulatory affairs, quality assurance and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2025, we had federal NOL carryforwards of $79.3 million and state NOL carryforwards of $96.5 million. Under the Internal Revenue Code of 1986, as amended (the Code), our U.S. federal NOLs will not expire and may be carried forward indefinitely but the deductibility of U.S. federal NOLs is limited to no more than 80% of current year taxable income (with certain adjustments), and the state loss carryforwards begin expiring in 2037 unless previously utilized. In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have not completed a Section 382 study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation due to the complexity and cost associated with such a study; however, we have raised funds several times in recent years, increasing the likelihood there have been changes in ownership that would limit our ability to utilize tax attribute carryforwards. Furthermore, there may be additional ownership changes in the future or as a result of subsequent changes in our stock ownership, some of which may be outside of our control. As a result, if we undergo an ownership change, and our ability to use our pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes is limited, such an ownership change would harm our future results of operations by effectively increasing our future tax obligations. In addition, there is a risk that due to changes under the tax law, regulatory changes or other unforeseen reasons, our existing NOLs and other tax attributes could expire or otherwise be unavailable to offset future income tax liabilities. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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
•
natural disasters, political and economic instability, including wars, terrorism and political unrest, including the outbreak of hostilities in Ukraine and the Middle East and potential destabilization in Venezuela, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and

•
failure to comply with the FCPA, including its books and records provisions and its anti-bribery provisions, by failing to maintain accurate information and control over sales activities and distributors’ activities.

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

Even when HIPAA does not apply, according to the FTC, failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of personal data it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. Additionally, the FTC Health Breach Notification Rule applies to health apps and other similar technologies and expanded breach notification requirements, which adds complexity to compliance obligations. Further, the SEC implemented rules around incident reporting, requiring cybersecurity incidents to be reported 4 business days after determining that an incident is material.

The U.S. Department of Justice issued a final rule entitled, “Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” codified at 28 CFR part 202, or the Bulk Transfer Rule. The Bulk Transfer Rule prohibits and restricts bulk transfers of sensitive personal data (including genetic and health data) to countries of concern, such as China, Russia, and Iran to prevent access by foreign adversaries. It restricts our ability to engage in certain cross-border transactions involving genomic or biological samples and related data, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and may require additional contractual negotiations, which may adversely impact our business, financial condition, and operating results.

Certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which may be more stringent, broader in scope or offer greater individual rights with respect to protected health information than HIPAA, many of which may differ from each other, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Consumer Privacy Act (CCPA), revised and amended by the California Privacy Rights Act (CPRA), created new individual privacy rights for California residents, including the right to opt out of certain disclosures of their data, the right to limit the use and disclosure of sensitive personal information (including health information). The CCPA places increased privacy and security obligations on entities handling certain personal data of California residents or households, limits data use and mandates audit requirements for higher risk data. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although there are limited exemptions for clinical trial data and some other health data under the CCPA, as currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and PHI. The CCPA is enforced by the California Privacy Protection Agency, a data protection authority, which has the power to issue substantive regulations resulting in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required.

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

Foreign data protection laws, including the European Union’s General Data Protection Regulation (the EU GDPR), and the United Kingdom’s equivalent of the same (the UK GDPR), may also apply to our processing of health-related and other personal data regardless of where the processing in question is carried out.

The GDPR in the EEA and the UK GDPR in the United Kingdom (together, the GDPR) impose stringent requirements for controllers and processors of personal data of individuals within the EEA or the United Kingdom. The GDPR applies to any company established in the EEA or United Kingdom as well as to those outside the EEA or United Kingdom if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or United Kingdom or the monitoring of their behavior. The GDPR, together with national legislation, regulations and guidelines of the EEA Member States and the United Kingdom governing the processing of personal data, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA or the United Kingdom, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for non-compliance of up to €20 million (£17.5 million) or 4% of the annual global revenues of the non-compliant company, whichever is greater. Such requirements may be subject to change in the near future as the European Commission announced proposed amendments to the GDPR in November 2025. In addition, on June 19, 2025, the UK’s Data (Use and Access) Act 2025, or the DUAA, was granted Royal Assent, implementing various measures concerning data usage in the UK and reforming data protection laws. It remains too soon to tell how the DUAA will be implemented and what impact it will have on our international activities. Further, other EU and member state laws and regulations may impose further obligations or restrictions on processing health information in the EEA, such as the European Health Data Space Regulation.

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

Certain jurisdictions, including the EEA, have enacted laws and regulations governing cross-border personal information transfer and providing for data localization in certain cases. For example, absent appropriate safeguards or other circumstances, the GDPR and laws in Switzerland and the UK generally restrict the transfer of personal information to countries outside the EEA, Switzerland and the UK, such as the United States. Such safeguards include the use of standard contractual clauses approved by the European Commission and the UK and Swiss Data Protection Authorities as well as the EU-U.S. Data Privacy Framework. If we are unable to implement a valid solution to transfer personal data from the EEA to the United States or other countries that have not been deemed to provide an essentially equivalent level of data protection, we may face increased exposure to regulatory action, substantial fines, or injunction orders to stop processing personal data from EEA, Swiss, or UK residents. Any inability to import personal data to the United States may also restrict our clinical trials activities in the EU; limit our ability to collaborate with CROs as well as other service providers, contractors and other companies subject to EU data privacy and security laws; and require us to increase our data processing capabilities in the EU and the UK at a significant expense. Additionally, other countries outside of the EU have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The types of challenges we face in the EEA, Switzerland, and the UK will likely also arise in other jurisdictions that adopt laws similar to the GDPR or regulatory frameworks of equivalent complexity.

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

Risks Related to Artificial Intelligence

We may use certain artificial intelligence (AI) technologies, which presents risks and challenges that could adversely impact our business. As with many innovations, ineffective or inadequate AI development or deployment practices could result in unintended consequences. For example, AI algorithms we use in connection with our operations may be flawed or based on datasets that are biased or insufficient, potentially leading to errors in our business processes. Disruption or failure in AI functionality could adversely affect our business, cause delays or inaccuracies in our offerings, or harm our reputation. Conversely, if we are unable to adopt and deploy AI effectively as quickly as our competitors, it may cause us to be relatively less productive or innovative, adversely impacting our competitiveness and requiring additional investments that increase our costs. AI technologies may increase cybersecurity, privacy and data protection risks, including the risk that employees, contractors or vendors inadvertently input, expose, or enable access to confidential, proprietary, or regulated information through AI tools or related integrations. In addition, AI systems may be vulnerable to novel attacks (such as prompt injection or data poisoning) and, if we deploy AI-enabled automation or systems that can take actions based on AI outputs, those systems could execute unintended, unauthorized, or harmful actions due to inaccurate, manipulated, or improperly reviewed outputs. Laws and regulations regarding AI technologies are rapidly evolving as well, including in the areas of intellectual property, cybersecurity, privacy and data protection. Compliance with new or changing laws, regulations, or industry standards relating to AI may impose significant operational and financial burdens and may limit our ability to develop, deploy, or use AI technologies in our business.

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

The precise incidence and prevalence for all the conditions we aim to address with our product candidates are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new information may change the estimated incidence or prevalence of these diseases. For example, PWS is a rare disease, and as such, our projections of both the number of people who have this disease, as well as the subset of people with PWS who have the potential to benefit from treatment with our product candidate, are based on estimates. Currently, most reported estimates of the prevalence of PWS are based on studies of small subsets of the population of specific geographic areas, which are then extrapolated to estimate the prevalence of the disease in the broader world population. There can be no assurance that the prevalence of PWS in the study populations, particularly in these newer studies, accurately reflects the prevalence of this disease in the broader world population. If our estimates of the prevalence of PWS or of the number of patients who may benefit from treatment with our product candidates prove to be incorrect, the market opportunities for our product candidate may be smaller than we believe it is, our prospects for generating revenue may be adversely affected and our business may suffer.

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

Our common stock began trading on the Nasdaq Global Select Market under the symbol “AARD" on February 13, 2025. We can provide no assurance that a more active or liquid trading market for our common stock will develop or be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.

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
•
our decision to initiate a clinical trial, not to initiate a clinical trial or to pause or terminate an existing clinical trial;
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
•
general economic, political and market conditions and other factors; and
•
the occurrence of any of the risks described in this Part I, Item 1A, “Risk Factors,” of this Annual Report.

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

Since our IPO, we have experienced volatility in our stock price. For example, from February 13, 2025 (the date our common stock commenced trading on the Nasdaq Global Select Market) to March 6, 2026, our closing stock price ranged from $4.90 to $17.41 per share. In particular, following our announcement in February 2026 that we have voluntarily paused enrollment and dosing in the Phase 3 HERO trial, the open label extension trial for ARD-101, and the POWER and STRENGTH clinical trials for ARD-201 based on reversible cardiac observations in a healthy volunteer study of ARD-101, the trading price of our common stock declined significantly, closing at $12.49 per share prior to the announcement on February 27, 2026 and then closing at $5.47 per share on March 2, 2026, the next trading day thereafter. When the market price of a stock has been volatile, as our stock price has been, holders of that stock have occasionally brought securities class action litigation claims against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit were without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

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

Our board of directors is authorized to issue and designate shares of our preferred stock without stockholder approval.

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

As of February 28, 2026, our executive officers, directors and holders of 5% or more of our capital stock beneficially owned approximately 51.6% of the outstanding shares of our common stock. As a result, such stockholders, acting together, have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, amendments of our organizational documents, the election and removal of directors and approval of any major corporate transactions, as well as our management and business affairs. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay, defer or prevent a change of control of our company, impede a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempt to obtain control of our business, even if such a transaction would benefit our other stockholders. This could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We may be the target of securities litigation in the future, including based on volatility in the market price of our stock. The stock market in general, and Nasdaq and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. The market price of our common stock is volatile. For example, following our announcement in February 2026 that we have voluntarily paused enrollment and dosing in the Phase 3 HERO trial, the open label extension trial for ARD-101, and the POWER and STRENGTH clinical trials for ARD-201 based on reversible cardiac observations in a healthy volunteer study of ARD-101, the trading price of our common stock declined significantly, closing at $12.49 per share prior to the announcement on February 27, 2026 and then closing at $5.47 per share on March 2, 2026, the next trading day thereafter. In the past, companies that have experienced volatility and/or declines in the market price of their stock have been subject to securities class action litigation. Securities litigation (including the cost to defend against, and any potential adverse outcome resulting from any such proceeding) can be expensive, time-consuming, damage our reputation and divert our management’s and board of directors’ attention from other business concerns, which could adversely affect our business, operating results, prospects or financial condition.

We will continue to incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time and resources to new compliance initiatives.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, Nasdaq listing requirements, and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act currently requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could significantly harm our business, financial condition, results of operations and prospects. We may plan to hire additional support for financial reporting and internal controls and other finance personnel or consultants in order to improve and implement appropriate internal controls and reporting procedures, which will increase our costs and expenses.

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

Pursuant to our 2025 Equity Incentive Plan (2025 Plan), our management is authorized to grant equity awards to our employees, directors and consultants. Initially, the aggregate number of shares of our common stock that may be issued pursuant to equity awards under the 2025 Plan was 2,150,000 shares, which was automatically increased by 1,090,767 shares effective January 1, 2026. Additionally, the number of shares of our common stock reserved for issuance under the 2025 Plan will automatically increase on January 1st of each year, continuing through and including January 1, 2035, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

The 777,912 shares of our common stock that are subject to outstanding options under the 2017 Equity Incentive Plan (2017 Plan) as of December 31, 2025 became eligible for sale in the public market after our IPO, to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of our common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of 11,439,838 shares of our outstanding common stock, or approximately 52.4% of our total outstanding common stock as of February 28, 2026, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the

Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could adversely affect the trading price of our common stock.

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

Our business is susceptible to general conditions in the global economy and in the global financial markets. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital and credit markets. A severe or prolonged economic downturn, including a recession or depression resulting from the political disruption, could result in a variety of risks to our business, including weakened demand for our current or future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential drugs, if approved. The ongoing conflict between Russia and Ukraine and sanctions against Russia are causing disruptions to global economic conditions. The ongoing conflicts in the Middle East and instability in Venezuela could also cause disruptions to global economic conditions. Further, in recent years the global equity markets in general have experienced extreme price and volume fluctuations, including as a result of economic uncertainty and increased interest rates, inflation, the government closure of Silicon Valley Bank and Signature Bank, and liquidity concerns at other financial institutions that may be unrelated to our operating performance. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and prospects, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

Our cybersecurity risk management and strategy processes are overseen by our IT Governance Team, which includes senior leadership across Finance, Project Management and Information Technology, Regulatory and Quality, and Legal, supported by external technical advisors. The IT Governance Team is responsible for assessing and managing cybersecurity risks, overseeing the implementation of our information security policies and procedures, and supervising the prevention, detection, mitigation, and remediation of cybersecurity incidents in accordance with our IT governance framework.

Our Senior Vice President of Program Management and Head of Information Technology has over 25 years of experience leading technology‑enabled programs and cross‑functional teams in biotechnology and other regulated environments. He provides executive oversight of our enterprise information systems and IT governance activities, integrating cybersecurity considerations into broader operational risk management, compliance, and business continuity processes.

Our Chief Financial Officer and Chief Operating Officer has over 20 years of experience in financial management, business operations, and corporate strategy, with extensive experience overseeing internal controls and enterprise governance. As part of our enterprise risk management framework, our Chief Financial Officer and Chief Operating Officer provides executive oversight of the cybersecurity risk management program, including supervision of third‑party service providers, escalation of cybersecurity matters to executive management, and reporting, as appropriate, to the Audit Committee.

To support execution of its cybersecurity program, we engage an outsourced managed service provider (the MSP) to provide day‑to‑day operational support for our information technology environment. The MSP operates under the direction of our management and supports the implementation of cybersecurity policies, controls, and incident response procedures, including ongoing monitoring, detection, remediation, and recovery activities consistent with our established cybersecurity framework. The MSP’s personnel includes experienced information technology and cybersecurity professionals with relevant industry certifications and experience in enterprise systems administration, security operations, and business continuity support.

We maintain formal information security policies, an incident response plan, and a designated incident response team, which are overseen by the IT Governance Team. Cybersecurity incidents are escalated through management in accordance with these procedures and, where appropriate, reported to the Audit Committee for matters involving material cybersecurity risk.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on the Nasdaq Global Select Market since February 13, 2025 under the symbol “AARD”. Prior to February 13, 2025, there was no public market for our common stock.

Holders of Record

As of February 28, 2026, there were approximately 26 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Recent Sales of Unregistered Securities.

None.

Use of Proceeds

On February 12, 2025, our registration statement on Form S-1 (File No. 333-284440) was declared effective by the SEC for our IPO. We sold an aggregate of 6,120,661 shares of common stock in the IPO, which included the partial exercise by the underwriters to purchase 232,661 additional shares, at an initial public offering price of $16.00 per share for gross proceeds of $97.9 million. Morgan Stanley & Co. LLC, BofA Securities, Inc., Cantor Fitzgerald & Co. and RBC Capital Markets, LLC acted as joint book-running managers of our IPO, which has now terminated. After deducting underwriting discounts, commissions and offering costs paid by us totaling $10.4 million, the net proceeds from the offering were approximately $87.5 million. As of December 31, 2025, we estimate that we have used approximately $46.5 million of the proceeds from our IPO for general corporate purposes, including to fund the clinical development of ARD-101 and our other clinical and preclinical activities, as well as operating expenses. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities, or to any of our affiliates.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel, small-molecule therapeutics to activate innate homeostatic pathways for the treatment of metabolic diseases. We target biological pathways associated with alleviating hunger that we believe have the potential to deliver transformative outcomes for patients. We have focused our efforts on developing selective compounds, targeting Bitter Taste Receptors (TAS2Rs) for hunger-associated conditions. Our initial compounds target TAS2Rs expressed in the gut lumen, which normally respond to the chemicals in food and participate in the gut-brain axis. Our research has shown that activating these receptors can induce the secretion of endogenous signaling molecules, including cholecystokinin (CCK), peptide YY (PYY) and glucagon-like peptide-1 (GLP-1).

TAS2Rs are a family of 26 different nutrient-sensing G protein-coupled receptors (GPCRs) that are broadly expressed among vertebrates. TAS2Rs are present in the oral cavity to convey bitter taste and are highly expressed in many other tissues throughout the body where they are key in regulating metabolic and inflammatory pathways. CCK has long been recognized as a promising pharmaceutical target because its release is triggered with food and it helps suppress hunger, which is the feeling of discomfort that comes from a perception of not having eaten recently. We believe suppression of hunger could be complementary to the suppression of appetite reported from patients on GLP-1 receptor targeted treatments, which reduce the desirability of food. Previous approaches to directly agonize CCK receptors through exogenous molecules have been limited by safety concerns driven by systemic exposure, resulting in on-target, off-tissue toxicity, and in turn leading to adverse effects, such as pancreatitis. Our wholly-owned lead product candidate, ARD-101, is an oral, largely gut-restricted small-molecule agonist of certain TAS2Rs expressed in the gut lumen. ARD-101, in contrast to previous approaches to directly agonize CCK receptors, elicits the endogenous release of CCK by leveraging the body’s natural response to TAS2R agonism. Besides our product candidates, we are not aware of any approved or other clinical-stage candidates targeting certain TAS2Rs.

ARD-101 has limited systemic absorption, which we believe reduces the potential for systemic toxicity and has contributed to ARD-101 being well-tolerated in our Phase 1 and 2 trials. We have completed a Phase 1 clinical trial of ARD-101 in healthy volunteers and a Phase 2 clinical trial in subjects with hyperphagia associated with Prader-Willi Syndrome (PWS). The Phase 2 clinical trial in hyperphagia associated with PWS evaluated two dosing regimens over 28 days followed by a 14-day withdrawal period. In Part 1 of the trial, 12 subjects completed the treatment period at a fixed dose of 200 mg delivered orally twice daily (BID). These 12 subjects that completed treatment had no significant treatment-related adverse events and, of these subjects, eight completed the Hyperphagia for Clinical Trial Questionnaire-9 (HQ-CT 9), with seven having complete post–database lock datasets. In this subgroup of seven, the mean decline at day 28 was approximately 9 points. In Part 2 of the trial, four subjects were dosed under a revised protocol: 400 mg BID for seven days, followed by 600 mg BID for seven days and ending with 800 mg BID for 14 days. The four subjects that completed the trial per protocol had only grade 1 treatment-related adverse events and showed a decrease in HQ-CT 9 of approximately eight points at 28 days. In our completed Phase 2 clinical trial in subjects with hyperphagia associated with PWS, ARD-101 was shown to be well-tolerated and demonstrated clinical activity through a reduction in Hyperphagia Questionnaire for Clinical Trials (HQ-CT) scores.

In the second quarter of 2025, we initiated dosing for a Phase 3 clinical trial for hyperphagia associated with PWS, which we refer to as the HERO (Hunger Elimination or Reduction Objective) trial. We previously reached alignment with the FDA on a protocol for a Phase 3 clinical trial, which we initiated in December 2024. In August 2025, we submitted a protocol amendment to remove the use of anti-psychotics and insulin-requiring type 2 diabetes as exclusion criteria for the clinical trial. In October 2025, we reached alignment with the FDA on a protocol amendment to lower the minimum age of eligibility to participate in the trial from 13 to 10 years of age. This change broadened the eligible trial population and expanded the potential addressable opportunity within PWS. In December 2025, we submitted an additional protocol amendment seeking to further lower the minimum age of eligibility to participate in the trial to 7 years of age. During the third quarter of 2025, we commenced enrollment for the HERO Open Label Extension (OLE) trial, which was available to patients completing the HERO trial and we initiated our first clinical sites in Australia. In January 2026, we announced over 50% completion of the target enrollment of 90 patients in the HERO trial and within the first quarter of 2026, we initiated clinical sites in the UK, South Korea and Canada.

On February 27, 2026, we voluntarily paused enrollment and dosing in the HERO and OLE trials following reversible cardiac observations in a healthy volunteer study and are currently reviewing the data and collaborating with the FDA to determine next steps.

As a result, aspects of the trial design, development timeline and future clinical plans may change. Following the voluntary pause, we are reviewing the trial designs and protocols in collaboration with the FDA and the previously agreed protocol elements may be revisited.

Our second TAS2R program, ARD-201, was planned to be a fixed-dose combination of ARD-101 and a dipeptidyl peptidase-4 (DPP-4) inhibitor for the treatment of obesity and obesity-related conditions. We previously initiated a Phase 2 clinical trial, which we referred to as the POWER (Prevention Of WEight Regain) trial, in December 2025, to explore the efficacy of ARD-201 in the prevention of weight regain among patients who have successfully lost over 15% of body weight on GLP-1RA therapy. In addition, we previously planned to initiate a second Phase 2 trial for ARD-201 in the first half of 2026, which we referred to as the STRENGTH (Sitagliptin and TAS2R for weight Reduction with Exercise, Nutrition, and GLP-1RA Trial and Hunger assessment) trial. Because ARD-201 contains ARD-101 as a component of the planned combination therapy, we are assessing the potential implications of the voluntary pause of the HERO trial on the ARD-201 program. Following this assessment, we have voluntarily paused the STRENGTH and POWER clinical trials while we complete our ongoing evaluation of the safety observations identified in the healthy volunteer study of ARD-101 and continue discussions with the FDA regarding next steps for the ARD-101 program. We expect to provide further guidance in the second quarter of 2026.

In preparation for these trials, we expanded our clinical management and regulatory capabilities, including hiring clinical, regulatory and quality personnel, and we expect to continue to need to expand our clinical management and regulatory capabilities and to rely on third parties to conduct our later stage or pivotal clinical trials in the future. However, the timing of additional staffing and operational expansion may be delayed as we evaluate next steps following the voluntary pause of the HERO trial and related clinical programs.

Below is a summary of our portfolio of wholly-owned novel and proprietary small-molecule programs that we believe can induce satiety in patients with hunger-associated indications. As discussed above, certain clinical programs, including the HERO trial for ARD-101 and the POWER and STRENGTH trials for ARD-201, are currently paused while we evaluate safety observations and continue discussions with the FDA regarding next steps.

Our Hunger Associated TAS2R Pipeline

Beyond our lead product candidate, ARD-101, we are also developing other programs for the potential treatment of indications with high unmet need, including other indications mediated by TAS2R signaling.

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

We have incurred significant net losses and negative cash flows from operations since our inception and, as of December 31, 2025, we had an accumulated deficit of $115.9 million. Our net losses for the years ended December 31, 2025 and 2024 were $57.6 million and $20.6 million, respectively. We expect our expenses and operating losses will increase substantially for the foreseeable future as we:

•
continue our development of ARD-101 and evaluate next steps following the voluntary pause of the HERO and OLE trials;

•
seek to discover and develop additional product candidates;
•
conduct our ongoing and planned clinical trials and preclinical studies;
•
continue our research and development activities;
•
utilize third parties to manufacture ARD-101 and our other product candidates and related raw materials;
•
hire additional personnel as our clinical programs advance and as we determine next steps following the voluntary pause of the HERO trial and related clinical programs;
•
maintain, expand and protect our intellectual property;
•
implement operational, financial and management information systems; and
•
potentially experience any delays, challenges, or other issues associated with the clinical development of our product candidates, including with respect to our regulatory strategies.

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

From inception and up to the date of our IPO in February 2025, we had raised a total of $129.1 million in gross proceeds to fund our operations from the sale and issuance of shares of our convertible preferred stock. In February 2025, we completed our IPO with the sale of 6,120,661 shares of common stock, which included the partial exercise by the underwriters of their option to purchase 232,661 additional shares, at a price of $16.00 per share and received net proceeds of approximately $87.5 million. As of December 31, 2025, we had cash, cash equivalents and short-term investments of $110.0 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations into the second quarter of 2027. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In February 2026, we voluntarily paused enrollment and dosing in the Phase 3 HERO trial, the open label extension trial for ARD-101, and the POWER and STRENGTH clinical trials for ARD-201 based on reversible cardiac observations in a healthy volunteer study of ARD-101. The voluntary pause of these clinical trials may affect the timing and amount of our future expenditures and our need for additional capital, depending on the outcome of our ongoing data review and discussions with the FDA regarding next steps for our clinical programs.

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

Given our stage of development, we do not yet have a marketing or sales organization or commercial infrastructure; however, we intend to build the necessary sales, marketing and commercialization capabilities and infrastructure over time as our product candidates advance through clinical development if and when our product candidates advance through clinical development and receive regulatory approval. We expect to spend a significant amount in commercial development and marketing costs prior to obtaining regulatory and marketing approval of one or more of our product candidates.

Macroeconomic Trends

We may be affected by unfavorable economic conditions and challenges in the United States and abroad, such as the effects of the ongoing conflicts in the Middle East and between Russia and Ukraine, sanctions against Russia, the instability in Venezuela, disruptions in the banking industry and inflationary trends. The fiscal years 2025 and 2024 were marked by significant market uncertainty and increasing inflationary pressures. These market dynamics are expected to continue into 2026, and these and similar adverse market conditions may negatively impact our business, financial position, results of operations and growth prospects. For further discussion of the potential impacts of macroeconomic events on us, refer to Part I, Item 1A, “Risk Factors”, of this Annual Report.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from the sale of products. We do not expect to generate any such revenue unless and until such time as ARD-101 and our other product candidates have advanced through clinical development and regulatory approval, if ever. If we fail to complete preclinical and clinical development of any product candidates or obtain regulatory approval for them, our ability to generate future revenues, and our results of operations and financial position would be adversely affected.

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

We do not track our research and development expenses on a program-specific basis or allocate our internal costs associated with our discovery and development efforts because these costs are deployed across multiple programs and, as such, are not separately classified. Since our inception and through December 31, 2025, substantially all of our external costs have been related to the research and development of ARD-101.

Although R&D activities are central to our business model, the successful development of ARD-101 and our other product candidates is highly uncertain. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of ARD-101 or any other current or future product candidates due to the inherently unpredictable nature of preclinical and clinical development. There are numerous factors associated with the successful development of a product candidate, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future regulatory factors beyond our control may impact our clinical development programs. Product candidates in later stages of development generally have higher development costs than those in earlier stages of development. As a result, we expect that our R&D expenses will increase substantially for the foreseeable future as we continue to conduct our ongoing R&D activities, advance preclinical research programs toward clinical development, conduct clinical trials, hire additional personnel, and maintain, expand, protect, and enforce our intellectual property portfolio.

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

The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for ARD-101 or any other current or future product candidates may be affected by a variety of factors. We may never succeed in achieving regulatory approval for any of our product candidates. Preclinical and clinical development timelines, the probability of success, and total development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments, and our ongoing assessments as to each product candidates’ commercial potential. We will need to raise substantial additional capital in the future. In addition, we cannot forecast which product candidate may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

We expect that our G&A expenses will increase substantially for the foreseeable future as we continue to increase our general and administrative headcount to support our continued R&D activities and, if ARD-101 or our other product candidates receive marketing approval, commercialization activities, as well as to support our operations generally, although the timing of additional hiring may depend on the outcome of our evaluation of the voluntary pause of the HERO trial and related clinical programs. We also expect to incur increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs associated with operating as a public company.

Credit Loss – Related Party Accounts Receivable

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

Results of Operations

Comparison of the Year Ended December 31, 2025 and 2024

The following table summarizes our results of operations for each of the periods indicated:

	Year Ended December 31,
	2025	2024	Change
(in thousands)
Operating expenses:
Research and development	$48,936	$17,363	$31,573
General and administrative	13,789	5,305	8,484
Credit loss – related party accounts receivable	—	117	(117)
Total operating expenses	62,725	22,785	39,940
Loss from operations	(62,725)	(22,785)	(39,940)
Other income, net	5,134	2,197	2,937
Net loss	$(57,591)	$(20,588)	$(37,003)

Research and Development Expenses

The following table summarizes our R&D expenses for each of the periods indicated:

	Year Ended December 31,
	2025	2024	Change
(in thousands)
External costs	$36,014	$12,659	$23,355
Internal costs:
Personnel-related (including stock-based compensation expense)	11,965	4,272	7,693
Facilities-related (including depreciation) and other allocated costs	957	432	525
Total internal costs	12,922	4,704	8,218
Total R&D expenses	$48,936	$17,363	$31,573

R&D expenses were $48.9 million and $17.4 million for the year ended December 31, 2025 and 2024, respectively. The $31.6 million increase for the year ended December 31, 2025 as compared to the year ended December 31, 2024 resulted primarily from an increase of $23.4 million for external expenses incurred for chemistry, manufacturing and controls (CMC), clinical and toxicology studies primarily related to the development of ARD-101 and a $7.7 million increase in personnel-related costs due to increased headcount and bonuses.

General and Administrative (G&A) Expenses

G&A expenses were $13.8 million and $5.3 million for the year ended December 31, 2025 and 2024, respectively. The $8.5 million increase for the year ended December 31, 2025 as compared to the year ended December 31, 2024 resulted from a $4.5 million increase in personnel-related costs, a $2.4 million increase in legal, accounting and other professional services costs, a $0.7 million increase in facilities and other costs, a $0.6 million increase in insurance costs and a $0.2 million increase for fees paid to members of our board of directors.

Credit Loss – Related Party Accounts Receivable

Amounts written off as uncollectible related to the Transition Services Agreement with Aardwolf were zero and $0.1 million for the year ended December 31, 2025 and 2024, respectively. The $0.1 million decrease for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was due to the expiration of the Transition Services Agreement in May 2024.

Other Income, Net

Other income, net was $5.1 million and $2.2 million for the year ended December 31, 2025 and 2024, respectively. The $2.9 million increase for the year ended December 31, 2025 as compared to the year ended December 31, 2024 resulted from higher interest income generated by our invested cash and lower unrealized losses recorded on the change in the fair value of our short-term investments, offset by lower dividend income.

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

Future Funding Requirements

As of December 31, 2025, we had cash, cash equivalents and short-term investments of $110.0 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations into the second quarter of 2027. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies, manufacturing and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. In February 2026, we voluntarily paused enrollment and dosing in our Phase 3 HERO trial, the open label extension trial for ARD-101, and the POWER and STRENGTH clinical trials for ARD-201. The voluntary pause of these clinical trials may affect the timing and amount of our future expenditures and our need for additional capital, depending on the outcome of our ongoing data review and discussions with the FDA regarding next steps for our clinical programs.

We have incurred significant operating losses since our inception and, as of December 31, 2025, we had an accumulated deficit of $115.9 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially for the reasons described above.

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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Year Ended December 31,
	2025	2024
(in thousands)
Net cash used in operating activities	$(54,172)	$(18,087)
Net cash used in investing activities	(49,667)	(11,998)
Net cash provided by financing activities	89,249	81,991
(Decrease) increase in cash and cash equivalents	$(14,590)	$51,906

Operating Activities

Net cash used in operating activities was $54.2 million and $18.1 million for the years ended December 31, 2025 and 2024, respectively. The net cash used in operating activities during the year ended December 31, 2025 was primarily due to our reported net loss of $57.6 million, net of non-cash items (including unrealized losses on short-term investments, credit losses, stock-based compensation expense and right-of-use asset amortization) totaling $3.1 million and a $0.4 million net increase of our net operating assets. The net cash used in operating activities during the year ended December 31, 2024 was primarily due to our reported net loss of $20.6 million, net of non-cash items (including unrealized losses on short-term investments, credit losses, stock-based compensation expense and right-of-use asset amortization) totaling $0.9 million and a $1.6 million net increase of our net operating assets. The increase in cash used in operations during the year ended December 31, 2025 in comparison to the year ended December 31, 2024 was primarily attributable to increased research and development activities.

Investing Activities

Net cash used in investing activities was $49.7 million and $12.0 million for the years ended December 31, 2025 and 2024, respectively, primarily as a result of the purchases of short-term investments offset by maturities/sales of short-term investments during the periods.

Financing Activities

Net cash provided by financing activities was $89.2 million and $82.0 million for the years ended December 31, 2025 and 2024, respectively. Net cash provided by financing activities for the year ended December 31, 2025 is primarily as a result of proceeds from the sale and issuance of shares of our common stock in our IPO in February 2025 for proceeds of $91.1 million, net of underwriting discounts, offset by payments for IPO costs of $2.4 million, and proceeds totaling $0.6 million from the issuance of shares of common stock under our equity plans. Net cash provided by financing activities for the year ended December 31, 2024 is primarily as a result of proceeds from the sale and issuance of shares of our Series C convertible preferred stock in May 2024 for net proceeds of $82.9 million, offset by payments for deferred IPO costs of $1.2 million.

Contractual Obligations and Other Commitments

We entered into a lease for office space commencing on August 1, 2024 and expiring on December 31, 2026. Total future aggregate operating lease commitments under the lease agreement is $0.4 million.

In August 2023, we acquired the rights to certain intellectual property, in connection with which we have payment obligations up to an aggregate of $118.5 million that are contingent upon our achievement of specified regulatory and commercial milestones. In addition, in October 2024, we acquired the rights to certain assets in exchange for an upfront cash payment of $0.6 million, in connection with which we have payment obligations up to an aggregate of $62.0 million that are contingent upon our achievement of specified regulatory and commercial milestones. As of December 31, 2025, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding this agreement, including our payment obligations thereunder, see Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report.

During the normal course of our business, we enter into contracts for research and professional services, and for the purchase of lab supplies used in our research activities. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not separately presented.

Off-Balance Sheet Arrangements

Since our inception, we have not had, and we do not currently have, any off-balance sheet arrangements as defined under the rules and regulations of the SEC.

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

112

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

Recently Adopted Accounting Pronouncements

See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report for recently adopted accounting pronouncements.

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

113

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

Foreign Currency

Net realized and unrealized gains and losses from foreign currency transactions are reported in other income (expense), net, in the consolidated statements of operations and comprehensive loss. All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have contracted with and may continue to contract with non-U.S. vendors who we may pay in local currency. To date, the impact of foreign currency costs on our operations has been negligible for all periods presented and we have not had a formal hedging program with respect to foreign currency. Therefore, we do not believe a hypothetical 100 basis point increase or decrease in exchange rates during any of the periods presented would have had a material impact on our audited consolidated financial statements included elsewhere in this Annual Report.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

114

Item 8. Financial Statements and Supplementary Data.

115

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Aardvark Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Aardvark Therapeutics, Inc.

San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aardvark Therapeutics, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

San Diego, California

March 23, 2026

AARDVARK THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$47,051	$61,641
Short-term investments	62,976	12,022
Prepaid expenses and other current assets	1,859	474
Total current assets	111,886	74,137
Operating lease right-of-use asset	355	735
Other assets	4,940	2,635
Total assets	$117,181	$77,507
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,072	$2,298
Accrued liabilities	8,035	2,291
Operating lease liability, current portion	441	338
Total current liabilities	10,548	4,927
Operating lease liability, net of current portion	—	441
Other long-term liabilities	—	26
Total liabilities	10,548	5,394
Commitments and contingencies (Note 10)
Convertible preferred stock, $0.00001 par value; no shares and 96,941,453 shares authorized at December 31, 2025 and 2024, respectively; no shares and 96,941,453 shares issued and outstanding at December 31, 2025 and 2024, respectively; liquidation preference of $0 and $129,135 at December 31, 2025 and 2024, respectively	—	126,756
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 10,000,000 and no shares authorized at December 31, 2025 and 2024, respectively; no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.00001 par value; 490,000,000 and 157,230,354 shares authorized at December 31, 2025 and 2024, respectively; 21,815,353 and 4,075,386 shares issued at December 31, 2025 and 2024, respectively; 21,815,353 and 4,066,969 shares outstanding at December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	222,470	3,684
Accumulated other comprehensive income	81	—
Accumulated deficit	(115,918)	(58,327)
Total stockholders’ equity (deficit)	106,633	(54,643)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$117,181	$77,507

See accompanying notes to consolidated financial statements.

AARDVARK THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$48,936	$17,363
General and administrative	13,789	5,305
Credit loss—related party accounts receivable	—	117
Total operating expenses	62,725	22,785
Loss from operations	(62,725)	(22,785)
Other income (expense), net:
Unrealized loss on short-term investments	(5)	(217)
Interest and dividend income	5,139	2,414
Total other income, net	5,134	2,197
Net loss	$(57,591)	$(20,588)
Net loss per share of common stock, basic and diluted (Note 3)	$(2.93)	$(5.15)
Weighted-average shares used in net loss per share calculation (Note 3)	19,624,626	3,996,376

Comprehensive loss:
Net loss	$(57,591)	$(20,588)
Unrealized gain on short-term investments	81	—
Comprehensive loss	$(57,510)	$(20,588)

See accompanying notes to consolidated financial statements.

AARDVARK THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance, December 31, 2023	48,910,723	$43,904	3,966,376	$—	$2,937	$—	$(37,739)	$(34,802)
Issuance of Series C convertible preferred stock for cash, net of issuance cost of $2,148	48,030,730	82,852	—	—	—	—	—	—
Exercise of common stock options	—	—	96,786	—	300	—	—	300
Vesting of restricted common stock	—	—	3,807	—	8	—	—	8
Stock-based compensation expense	—	—	—	—	439	—	—	439
Net loss	—	—	—	—	—	—	(20,588)	(20,588)
Balance, December 31, 2024	96,941,453	126,756	4,066,969	—	3,684	—	(58,327)	(54,643)
Issuance of common stock in initial public offering, net of discounts and issuance costs of $10.4 million	—	—	6,120,661	—	87,495	—	—	87,495
Conversion of convertible preferred stock into common stock upon initial public offering	(96,941,453)	(126,756)	11,439,838	—	126,756	—	—	126,756
Exercise of common stock options	—	—	146,926	—	355	—	—	355
Vesting of restricted common stock	—	—	11,367	—	37	—	—	37
Issuance of common stock under employee stock purchase plan	—	—	29,592	—	195	—	—	195
Stock-based compensation expense	—	—	—	—	3,948	—	—	3,948
Unrealized gain on short-term investments	—	—	—	—	—	81	—	81
Net loss	—	—	—	—	—	—	(57,591)	(57,591)
Balance, December 31, 2025	—	$—	21,815,353	$—	$222,470	$81	$(115,918)	$106,633

See accompanying notes to consolidated financial statements.

AARDVARK THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024
Operating activities:
Net loss	$(57,591)	$(20,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Credit loss—related party accounts receivables	—	117
Stock-based compensation expense	3,948	439
Non-cash lease expense	380	235
Unrealized loss on short-term investments	5	217
Amortization of discount on short-term investments	(1,306)	(96)
Depreciation expense	36	16
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,960)	(412)
Accounts payable	239	798
Accrued liabilities	6,415	1,385
Operating lease liability	(338)	(198)
Net cash used in operating activities	(54,172)	(18,087)
Investing activities:
Purchases of short-term investments	(129,599)	(11,889)
Maturities/sales of short-term investments	80,027	—
Purchases of property and equipment	(95)	(109)
Net cash used in investing activities	(49,667)	(11,998)
Financing activities:
Proceeds from sale and issuance of common stock in initial public offering, net of underwriting discounts	91,075	—
Financing costs paid in connection with initial public offering	(2,387)	—
Proceeds from sale and issuance of Series C convertible preferred stock	—	85,000
Financing costs paid in connection with issuance of Series C convertible preferred stock	—	(2,148)
Proceeds from exercises of common stock options	366	332
Proceeds from issuance of common stock under employee stock purchase plan	195	—
Costs paid in connection with deferred financing costs	—	(1,193)
Net cash provided by financing activities	89,249	81,991
Net (decrease) increase in cash and cash equivalents	(14,590)	51,906
Cash and cash equivalents at beginning of year	61,641	9,735
Cash and cash equivalents at end of year	$47,051	$61,641
Supplemental schedule of non-cash financing activity:
Operating right-of-use assets in exchange for operating lease liability	$—	$815
Early exercise options and unvested stock liability	$26	$8
Deferred financing costs included in accounts payable and accrued expenses	$—	$1,136
Conversion of convertible preferred stock into common stock upon initial public offering	$126,756	$—

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

Liquidity

As of December 31, 2025, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, discovering ARD-101, establishing and maintaining its intellectual property portfolio, conducting research, preclinical studies and clinical trials, manufacturing of ARD-101 and related raw materials, and providing general and administrative support for these operations. The Company does not have any products approved for sale and has not generated any revenue to date. In addition, the Company has a limited operating history, has incurred significant net losses and negative cash flows from operations since its inception and expects that its expenses and operating losses will increase substantially for the foreseeable future. As of December 31, 2025, the Company had an accumulated deficit of $115.9 million.

The Company believes its cash, cash equivalents and short-term investments of $110.0 million as of December 31, 2025 will be sufficient for the Company to continue as a going concern for at least one year following the date that the consolidated financial statements are available to be issued.

The Company will be required to raise additional capital and plans to finance its cash needs through public or private equity or debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, there can be no assurance that the Company will be able to obtain additional funding on acceptable terms, or at all. If the Company is not able to secure adequate additional funding, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or delay or reduce the scope of its planned development programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

Use of Estimates

The preparation of the Company’s consolidated financial statements requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Such estimates include the estimated incremental borrowing rate for the determination of the Company’s operating lease right-of-use (“ROU”) assets, valuation of stock-based awards, and the accrual of research and development expenses. Management evaluates its estimates on an ongoing basis. Although estimates are based on the Company’s historical experience, knowledge of current events, and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to significant concentration of credit risk consist of cash and cash equivalents and related party accounts and convertible promissory note receivable (Note 12). The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts, and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The Company invests its excess cash in short-term debt obligations of the U. S. Treasury in order to mitigate credit risk and maintain principal and maximize liquidity.

Short-Term Investments

Short-term investments consist of investments in corporate equity securities with readily determinable fair values and short-term debt obligations of the U.S. Treasury with original maturities in excess of three months. The investments in corporate equity securities with readily determinable fair values are reported at fair value with changes in fair value recorded in the consolidated statements of operations and comprehensive loss. During the years ended December 31, 2025 and 2024, unrealized losses of $5,000 and $0.2 million, respectively, were reported in other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss.

The Company obtains pricing information from its investment manager and generally determines the fair value of debt securities using standard observable inputs, including reported trades, broker/dealer quotes, and bid and/or offers. The Company classifies its investment securities as available-for-sale, as the sale of such securities may be required prior to maturity. Management determines the appropriate classification of its investments in debt securities at the time of purchase. Investments with original maturities beyond three months at the date of purchase and which mature at, or less than 12 months from, the balance sheet date are classified as short-term investments. Investments with contractual maturities beyond one year are also classified as short-term due to the Company’s ability to liquidate the investment for use in operations within the next 12 months. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as accumulated other comprehensive income (loss) until realized. The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and dividend income in the accompanying consolidated statements of operations and comprehensive loss and accrued interest receivable is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

At each balance sheet date, the Company reviews its available-for-sale debt securities that are in an unrealized loss position to determine whether the unrealized loss or any potential credit losses should be recognized in the consolidated statements of operations and comprehensive loss. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through net income (loss). For available-for-sale securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in other income, net through an allowance account. There have been no impairment or credit losses recognized during any of the periods presented related to investments in the Company's available-for-sale debt securities.

Deferred Financing Costs

Financing costs, consisting of legal, professional, accounting, and other third-party fees that are directly associated with in-process equity financings are deferred until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of proceeds generated as a result of the offering. In the event a financing is terminated, the deferred financing costs will be expensed as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. As of December 31, 2025 and 2024, capitalized deferred financing costs totaled zero and $2.3 million, respectively, and are included in other assets in the accompanying consolidated balance sheets.

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

Convertible Preferred Stock

Prior to the completion of the Company's initial public offering ("IPO") in February 2025, the Company had outstanding convertible preferred stock which was classified as temporary equity in the accompanying consolidated balance sheets in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities whose redemption is based upon certain change in control events outside of the Company’s control, including liquidation, sale or transfer of control of the Company. Costs incurred in connection with the issuance of convertible preferred stock were recorded as a reduction of gross proceeds from issuance. The Company did not accrete the carrying values of the convertible preferred stock to the redemption values since the occurrence of any of these events was not considered probable as of December 31, 2024. Immediately prior to the closing of the IPO in February 2025, the Company’s outstanding convertible preferred stock automatically converted into 11,439,838 shares of common stock. Following the closing of the IPO, no shares of convertible preferred stock were authorized or outstanding.

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses consist primarily of external and internal costs incurred in performing preclinical and clinical development activities. External costs include fees paid to contract research organizations and consultants in connection with product development activities, including regulatory activities, costs related to manufacturing materials for preclinical studies and clinical trials and license fees. Internal costs include personnel-related costs such as salaries and related expenses for employees involved in research and development efforts, facilities-related costs, depreciation, and other allocated expenses. Non-refundable advance payments for goods and services for future research and development activities are deferred and included in other assets in the accompanying consolidated balance sheets and are expensed as the goods are delivered or the related services are performed.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on certain investments. For the year ended December 31, 2025, comprehensive loss includes unrealized gains on short-term investments. Net loss and comprehensive loss were the same for the year ended December 31, 2024.

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

Recently Adopted Accounting Standards

In December 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires public business entities to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose further information about income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, and may be applied prospectively or retrospectively. The Company adopted ASU 2023-09 retrospectively for the years ended December 31, 2025 and 2024, and it affects only the Company's disclosures and does not impact its results of operations or financial condition.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires new financial statement disclosures in tabular format, in the notes to the consolidated financial statements, of specified information about certain costs and expenses. This update is effective for all entities beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. ASU 2024-03 can be applied prospectively or retrospectively and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

3.
Net Loss Per Share

Basic net loss per share of common stock attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. The Company has excluded 4,040 and 2,548 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of shares of common stock outstanding for the years ended December 31, 2025 and 2024, respectively.

Basic and diluted net loss attributable to common holders per share is presented in conformity with the two-class method required for participating securities as the convertible preferred stock were considered participating securities because they participated in dividends with the common stock. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of all series of convertible preferred stock and the holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods. Accordingly, for the years ended December 31, 2025 and 2024, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.

The Company excluded the following potential shares of its common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2025	2024
Conversion of outstanding convertible preferred stock	—	11,439,841
Options to purchase common stock	3,038,413	991,058
Common stock subject to repurchase rights	—	8,417
Employee Stock Purchase Plan shares	7,244	—
Total	3,045,657	12,439,316

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

As of December 31, 2025 and 2024, assets measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents
Money market funds	$29,379	$29,379	$—	$—
U.S. Treasury bonds	4,999	—	4,999	—
Total cash equivalents	$34,378	$29,379	$4,999	$—
Short-term investments
Scilex Holding Company common stock	$30	$30	$—	$—
Sorrento Therapeutics, Inc. common stock	2	2	—	—
U.S. Treasury bonds	62,944	—	62,944	—
Total short-term investments	$62,976	$32	$62,944	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents
Money market mutual funds	$43,426	$43,426	$—	$—
Total cash equivalents	$43,426	$43,426	$—	$—
Short-term investments
Scilex Holding Company common stock	$37	$37	$—	$—
Sorrento Therapeutics, Inc. common stock	—	—	—	—
U.S. Treasury bonds	11,985	—	11,985	—
Total short-term investments	$12,022	$37	$11,985	$—

Cash Equivalents

There were no transfers in or out of Level 3 during the years ended December 31, 2025 and 2024.

The Company determines the fair value of its money market mutual funds and treasury bonds based upon quoted prices in active markets for identical and similar assets, as applicable. At December 31, 2025 and 2024, the Company did not hold any investments, within cash equivalents, that were in a material unrealized gain or loss position.

5.
Short-Term Investments

The following tables summarize the available-for-sale investment debt securities held at December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
U.S. Treasury bonds	$62,863	$81	$—	$62,944
Total	$62,863	$81	$—	$62,944

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
U.S. Treasury bonds	$11,985	$—	$—	$11,985
Total	$11,985	$—	$—	$11,985

As of December 31, 2025, the available-for-sale investment debt securities by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$62,863	$62,944
Total	$62,863	$62,944

6.
Balance Sheet Details

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Research and development costs	$4,700	$1,222
Compensation-related expenses	2,913	225
Deferred offering costs	—	671
Other	422	173
Total accrued liabilities	$8,035	$2,291

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

In addition, in connection with the completion of the IPO on February 14, 2025, all outstanding shares of convertible preferred stock were converted into 11,439,838 shares of the Company’s common stock and the Company’s certificate of incorporation was amended and restated to authorize 490,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock.

Convertible Preferred Stock

During 2024, the Company issued 48,030,730 shares of its Series C convertible preferred stock at a per share price of $1.7697, resulting in gross cash proceeds of $85.0 million.

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

At December 31, 2024, the Company’s convertible preferred stock was classified as temporary equity in the accompanying consolidated balance sheets in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities whose redemption is based upon certain change in control events outside of the Company’s control, including liquidation, sale or transfer of control of the Company. Costs incurred in connection with the issuance of convertible preferred stock were recorded as a reduction of gross proceeds from issuance. The Company did not accrete the carrying values of the convertible preferred stock to the redemption values since the occurrence of any of these events was not considered probable as of December 31, 2024.

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

Stock option activity for employee and nonemployee awards and related information is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding and expected to vest at December 31, 2024	991,058	$3.83	8.4	$3,175
Granted	2,315,283	$10.81
Exercised	(149,876)	$2.43
Canceled/forfeited	(118,052)	$7.44
Outstanding and expected to vest at December 31, 2025	3,038,413	$9.08	9.0	$12,360
Exercisable at December 31, 2025	374,682	$3.44	6.9	$3,627

Aggregate intrinsic value in the above table is the difference between the estimated fair value of the Company’s common stock as of either December 31, 2025 or 2024, and the exercise price of stock options that had exercise prices below that value. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2025 and 2024 was $1.1 million and $0.1 million, respectively.

Employee Stock Purchase Plan

In January 2025, the Company’s board of directors adopted the 2025 Employee Stock Purchase Plan (the "ESPP"), which became effective on February 11, 2025. The ESPP permits participants to purchase common stock through payroll deductions of up to 100% of their eligible compensation. Initially, a total of 215,000 shares of common stock was reserved for issuance under the ESPP. The first offering period under the ESPP commenced in April 2025. Stock compensation expense for the year ended December 31, 2025 related to the ESPP was immaterial. As of December 31, 2025, the unrecognized compensation cost related to current offering periods under the ESPP was $0.8 million and is expected to be recognized over a weighted-average period of 1.0 year.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock options granted in the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	4.09%	4.05%
Expected volatility	103.3%	101.7%
Expected term (in years)	6.0	6.0
Expected dividend yield	—	—

Risk-free interest rate. The Company based the risk-free interest rate assumption on the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

Expected volatility. Given the limited trading history for the Company's common stock, the expected volatility assumption is based on volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the biotechnology industry.

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

The weighted-average fair value of stock options granted during the years ended December 31, 2025 and 2024 was $8.84 and $3.67 per share, respectively.

The allocation of stock-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development expense	$1,731	$288
General and administrative expense	2,217	151
Total stock-based compensation expense	$3,948	$439

As of December 31, 2025, the unrecognized compensation cost related to outstanding time-based options was $18.4 million and is expected to be recognized over a weighted-average period of 3.2 years.

Early Exercise Liability

The right to repurchase shares that were exercised prior to the time the options have vested generally lapses over the four-year vesting period. As of December 31, 2025 and 2024, the early exercise liability was approximately zero and $26,000, respectively, and is included in other long-term liabilities. For accounting purposes, the early exercise of options is not considered to be a substantive exercise until the underlying awards vest and are not considered to be outstanding until those shares vest.

A summary of the unvested common stock issued pursuant to an early exercise of stock option awards is as follows:

Number of Unvested Shares
Balance at January 1, 2025	8,417
Early-exercised stock options	2,950
Vested shares	(11,367)
Balance at December 31, 2025	—

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following:

	December 31,
	2025	2024
Conversion of outstanding convertible preferred stock	—	11,439,841
Outstanding stock options	3,038,413	991,058
Shares available for issuance under the Plans	849,328	1,164,562
Shares available for issuance under the ESPP	185,408	—
Total	4,073,149	13,595,461

8.
Income Taxes

The Company's pretax loss for 2025 and 2024 was solely due to domestic operations.

For the years ended December 31, 2025, and 2024, due to the operating losses reported and the full valuation allowance recorded on the Company’s net deferred income tax assets, the Company recorded no provision for income taxes.

There were no federal or state payments for income taxes in 2025 or 2024.

A reconciliation of the Company’s income taxes to the amount computed by applying the statutory federal income tax rate to the pretax loss is summarized as follows (in thousands):

	Year Ended December 31,
	2025		2024
Tax at statutory rates	$(12,094)	21.0%	$(4,323)	21.0%
State and local income taxes, net of federal income tax effect*	(136)	0.2%	(50)	0.2%
Effects of changes in tax laws or rates in the current period	—	—	—	—
Tax credits:
Research and development credits	(5,286)	9.2%	(2,986)	14.5%
Change in valuation allowance	15,766	(27.4)%	6,146	(29.8)%
Nontaxable or nondeductible items:
Stock-based compensation expense	221	(0.4)%	84	(0.4)%
Research expenses	—	—	347	(1.7)%
Executive compensation	138	(0.2)%	—	—
Permanent differences	20	—	(14)	0.1%
Changes in unrecognized tax benefits	1,371	(2.4)%	796	(3.9)%
Other, net	—	—	—	—
Total income tax expense (benefit)	$—	—	$—	—

*State income taxes in California comprise the majority (greater than 50%) of the tax effect in this category.

Significant components of the Company’s deferred income taxes were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforward	$23,497	$8,627
Capitalized R&D	3,731	4,202
Investment in securities	1,301	1,298
R&D tax credits	7,659	3,256
Allowance for receivables	711	696
Other, net	1,761	628
Total gross deferred tax assets	38,660	18,707
Deferred tax liabilities:
Right-of-use asset	(99)	(206)
Cash to accrual method change	(32)	(63)
Other, net	(7)	(2)
Total gross deferred tax liabilities	(138)	(271)
Valuation allowance	(38,522)	(18,436)
Net deferred tax assets	$—	$—

The Company establishes a valuation allowance when it is more likely than not that the Company’s recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. As of December 31, 2025 and 2024, the valuation allowance for deferred tax assets totaled approximately $38.5 million and $18.4 million, respectively. The net change in the total valuation allowance for the years ended December 31, 2025 and 2024 was an increase of $20.1 million and $7.8 million, respectively.

As of December 31, 2025, the Company had federal and state net operating carryforwards of approximately $79.3 million and $96.5 million, respectively. The federal loss carryforwards will carryforward indefinitely and can be used to offset up to 80% of future annual taxable income. The state loss carryforwards begin expiring in 2037, unless previously utilized.

As of December 31, 2025, the Company had federal and state research and development credit carryforwards totaling $2.0 million and $1.4 million, respectively. As of December 31, 2025, the Company also had federal orphan drug credit carryovers of $7.1 million. The federal credits begin to expire in 2041, unless previously utilized. State credits of $0.2 million begin to expire in 2040, unless previously utilized, while the remainder of the credits will carryforward indefinitely.

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

A reconciliation of the amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$1,104	$294
Additions related to current year positions	1,494	810
Additions (decreases) related to prior year positions	(86)	—
Additions (decreases) due to settlement	—	—
Expiration of unrecognized tax benefits	—	—
Ending balance	$2,512	$1,104

The Company’s policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. The Company has no accruals for interest or penalties in the accompanying consolidated balance sheet as of December 31, 2025 or 2024 and has not recognized interest or penalties in the accompanying consolidated statements of operations and comprehensive loss for the years then ended.

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

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was signed into law. Among other changes, the Act reinstates and makes permanent 100% first-year bonus depreciation under Section 168(k) for qualified property acquired and placed in service after January 19, 2025. Additionally, the Act permanently allows immediate expensing of domestic research and experimentation expenditures under Section 174 for tax years beginning after December 31, 2024. The Company has reflected the effects of the Act in its income tax provision in accordance with authoritative guidance. Due to the full valuation allowance, the Act did not have a material impact on the Company's consolidated financial statements.

9.
Leases

Commencing August 1, 2024, the Company leased office space in San Diego, California for a term of 29 months (the “2024 Lease”). Total payments under the lease of approximately $0.9 million will be paid in monthly payments through December 31, 2026. The lease includes an option to renew for 36 months; however, the Company has not included the optional renewal period in the measurement of the lease liability because it is not reasonably certain that the Company will exercise this renewal option.

The Company recognized an operating lease ROU asset and liability for the 2024 Lease based on the present value of the future minimum lease payments over the lease term at the commencement date, using the Company’s assumed incremental borrowing rate and amortizes the ROU asset and liability over the lease term. As the 2024 Lease does not have an implicit interest rate, the present value reflects a 7.0% discount rate, which is the Company’s estimated incremental borrowing rate. The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of December 31, 2025 was 1.0 year and 7.0%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of December 31, 2024 was 1.9 years and 7.0%, respectively.

Maturities of lease liabilities due under the operating lease agreements as of December 31, 2025 were as follows (in thousands):

Maturity of Lease Liability	Operating Lease
2026	$458
Total lease payments	458
Less imputed interest	(17)
Total operating lease liability	441
Less current portion of operating lease liability	(441)
Operating lease liability, net of current portion	$—

Cash paid for amounts included in the measurement of lease liabilities for operating cash flow from operating leases during the years ended December 31, 2025 and 2024 totaled $0.3 million and $0.2 million, respectively.

10.
Commitments and Contingencies

Acquisition-Related Liabilities

The Company has previously acquired the rights to certain intellectual property in exchange for an upfront cash payments and the sellers’ right to receive additional consideration upon the achievement of specified regulatory and commercial milestones associated with products developed by the Company utilizing the acquired in-process research and development. At December 31, 2025, potential future regulatory and commercial milestone payments under these agreements totaled an aggregate of approximately $180.5 million.

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of December 31, 2025, the Company’s management is not aware of any legal proceedings or matters that could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. At December 31, 2025, no claims exist under indemnification arrangements and accordingly, no amounts have been accrued in its consolidated financial statements as of December 31, 2025.

11.
Related Party Transactions

The Company’s Chief Executive Officer is a member of the board of directors of Aardwolf Therapeutics, Inc. (Note 12).

12.
Aardwolf Therapeutics, Inc.

In May 2022, through a series of transactions, the Company spun off certain assets of the Company ("the Spinoff") to Aardwolf Therapeutics, Inc. (“Aardwolf”). In accordance with authoritative guidance, the Company has determined that it holds a variable interest in Aardwolf and Aardwolf meets the definition of a variable interest entity (“VIE”) as Aardwolf does not have the ability to finance its activities without additional subordinated financial support and its equity investors will not absorb their proportionate share of expected losses. However, as the Company does not have both (i) the power to direct the economically significant activities of Aardwolf and (ii) the obligation to absorb losses of, or the right to receive benefits from, Aardwolf, the Company is not considered the primary beneficiary of Aardwolf and has not consolidated the financial position or results of operations of Aardwolf in the accompanying consolidated financial statements, although Aardwolf is considered a related party of the Company. The Company will continuously perform this assessment, as changes to existing relationships or future transactions may result in the consolidation or deconsolidation of a VIE. At December 31, 2025 and 2024, the maximum exposure to loss was zero.

13.
401(k) Plan

The Company established a defined-contribution savings plan under Section 401(k) of the IRC (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The Company's contributions to the 401(k) Plan in the years ended December 31, 2025 and 2024 totaled $0.2 million and $0.1 million, respectively.

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

The Company views its operations and manages its business as one operating segment, focused on the discovery and development of novel therapies for the treatment of metabolic diseases. Segment profit or loss is measured as the Company’s net loss as reported on the Company’s consolidated statements of operations and comprehensive loss. The Company monitors its cash and cash equivalents and short-term investments as reported on the Company’s consolidated balance sheets to determine funding for its research and development.

As the Company does not currently generate revenue, the CODM assesses Company performance through the achievement of pre-clinical and clinical research goals. In addition to the Company’s consolidated statements of operations and comprehensive loss, the CODM is regularly provided with budgeted and forecasted expense information which is used to determine the Company’s liquidity needs and cash allocation. The measure of segment assets is reported on the consolidated balance sheets as total assets.

Segment net loss, including significant segment expenses regularly provided to the CODM, are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development expenses:
Research expenses	$36,014	$12,659
Personnel-related (including stock-based compensation expense)	11,965	4,272
Facilities-related and other allocated costs	957	432
Total Research and development expenses	48,936	17,363
General and administrative expenses	13,789	5,305
Credit loss – related party accounts receivable	-	117
Interest and dividend income	(5,139)	(2,414)
Unrealized losses on short-term investments	5	217
Net Loss	$(57,591)	$(20,588)

15.
Subsequent Events

Formation of Wholly-Owned Subsidiary

In February 2026, the Company incorporated a wholly-owned subsidiary, Ardia Therapeutics, Inc., in the State of Delaware and contributed certain assets to the new entity.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable level of assurance as of December 31, 2025, the end of the period covered by this Annual Report.

Remediation of the Material Weakness Identified as of December 31, 2024

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2024, a material weakness was identified in our internal controls over financial reporting related to a lack of controls in the financial reporting process, including a lack of segregation of duties and the documentation and design of formalized processes and procedures. Specifically, we lacked a sufficient number of qualified resources to ensure adequate oversight and accountability over the performance of controls, including the retention of control evidence, while maintaining appropriate segregation of duties. Without such resources, we did not design and did not maintain effective general controls over information systems that supported the financial reporting process. This material weakness could have resulted in a misstatement of substantially all of our accounts or caused us to include disclosures that could have resulted in a material misstatement of our annual or interim consolidated financial statements that could not have been prevented or detected.

To remediate the deficiencies described above and prevent similar deficiencies in the future, in late 2024, we began to take steps to address the material weakness through our remediation plan, which included the hiring of additional experienced accounting and financial reporting personnel, formalizing the design and implementation of internal controls over the financial reporting process, including general controls over information systems, and implementing a new enterprise resource planning system. The improvements and enhancements made to our internal control environment were in place as of December 31, 2025, and based on the evaluation of relevant internal controls, management has concluded that the material weakness previously identified had been remediated as of December 31, 2025.

We cannot provide complete assurance that other material weaknesses or significant deficiencies will not occur in the future or that we will be able to remediate such weaknesses or deficiencies in a timely manner. The occurrence of such material weaknesses or our inability to remediate these deficiencies could impair our ability to accurately and timely report our financial position, results of operations or cash flows.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

As of December 31, 2025, we have remediated the material weakness in our internal controls over financial reporting identified as of December 31, 2024, as disclosed in Part II, Item 9A, “Item 9A. Controls and Procedures”, of this Annual Report for additional detail. There were no other changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the quarter ended December 31, 2025, none of our officers or directors adopted or terminated any such trading arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Set forth below is certain biographical and other information regarding our directors and executive officers as of February 28, 2026.

Name	Age	Position(s)
Executive Officers and Employee Directors:
Tien-Li Lee, M.D.	51	Chief Executive Officer and Director
Manasi Jaiman, M.D., M.P.H.	45	Chief Medical Officer
Nelson Sun	49	Chief Financial Officer and Chief Operating Officer
Non-Employee Directors:
Jeffrey Chi, Ph.D.(1)(2)(3)	57	Lead Independent Director
Roy D. Baynes, M.D., Ph.D.(1)(2)	71	Director
Susan E. Graf(2)(3)	53	Director
Victor Tong, Jr.(1)(3)	42	Director

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

Nelson Sun has served as our Chief Financial Officer since June 2019 and additionally as our Chief Operating Officer since February 2026. Mr. Sun has more than 20 years’ experience in financial management, business operations, and corporate strategy, with various leadership roles at private equity firms. Prior to joining us, Mr. Sun served as an Operating Partner at Dubilier & Company from 2011 to 2019, where he assessed underperforming assets and strategic acquisition opportunities, alongside providing executive level oversight to portfolio companies spanning business operations, financial planning, and strategic exits. From 2005 to 2011, Mr. Sun served as a Vice President at Valor Equity Partners, where he worked on mergers and acquisitions, portfolio management, as well as provided executive level oversight to portfolio companies including operations leadership, corporate strategy, financial management, and operational scalability. Earlier in his career, he worked in financial valuation analysis and transaction support at Dubilier & Company, in product management at National Electronics Warranty, and in business development at Revbox.com. Mr. Sun received his M.B.A. in Finance from The Wharton School, his M.A. in International Studies from the School of Arts and Sciences at the University of Pennsylvania and his B.A. in Literature/Writing from the University of California, San Diego.

Non-Employee Directors

Jeffrey Chi, Ph.D. has served as a member of our board of directors since May 2019 and he has served as our Lead Independent Director since December 2024. Dr. Chi is a veteran in the venture capital industry and a strong advocate for the promotion of venture capital, entrepreneurship & socially responsible investing. Dr. Chi has served as the Chairman of the board of directors of Vickers Vantage Corp. I and its Chief Executive Officer from February 2020 to November 2022. Dr. Chi co-founded Vickers Ventures Partners in 2005, and served as its Vice Chairman and a member of its board of directors and Investment Committee until he transitioned into a senior consultant role in 2025. From 2013 to April 2017, Dr. Chi also served as the Chairman of the Singapore Venture Capital and Private Equity Association. From 2001 to 2005, Dr. Chi initially served as a Senior Consultant with the Monitor Group and later served as Executive Director with Pegasus Capital. Dr. Chi also sits on an advisory panel of the Monetary Authority of Singapore and previously sat on the board of SEEDS Capital (the investment arm of Enterprise Singapore) as well as on the advisory panels ETPL (the commercialization arm of A*Star) and the National University of Singapore Department of Industrial Systems Engineering and Management. Based out of Shanghai, Dr. Chi previously led Vickers Venture’s investments in Asia and has investments in artificial intelligence, education, healthcare/wellness and financial services (including fintech) technology companies. Prior to managing venture capital funds, Dr. Chi managed advisory engagements for a wide range of clients in both the public and private sectors. Dr. Chi’s operational background includes working on the management team of an engineering and construction group where he oversaw operations in Singapore, Malaysia, Taiwan and Indonesia. Dr. Chi also serves as a member of the board of directors of Vivance Pte Ltd (a renal care company), Jing-jin Electric Technologies Co., Ltd. (SH: 668280) and MatchMove Pay Pte. Ltd. Dr. Chi received his Ph.D. from the Massachusetts Institute of Technology in systems engineering, his M.A. from the University of Cambridge in engineering, his S.M. from the Massachusetts Institute of Technology in engineering and his B.A. from the University of Cambridge in engineering. He is also a C.F.A. charterholder, and is fluent in English and Mandarin.

We believe Dr. Chi is qualified to serve on our board of directors because of his experience, relationships and contacts, combined with his experience serving on the boards of directors of successful, high-growth public and private companies.

Roy D. Baynes, M.D., Ph.D. has served as a member of our board of directors since December 2024. Since July 2022, Dr. Baynes has served as Executive Vice President and Chief Medical Officer of Eikon Therapeutics, Inc. (Nasdaq: EIKN), a biotechnology company. Prior to Eikon Therapeutics, Inc., until April 2022, he served as Senior Vice President and Head of Global Clinical Development at Merck Research Laboratories, the research division of Merck and Co., Inc., commencing in December 2013, and as Chief Medical Officer of Merck and Co., Inc., a global healthcare company, commencing in July 2016. Prior to his roles at Merck and Co., Inc., Dr. Baynes served as Senior Vice President of Oncology, Inflammation and Respiratory Therapeutics at Gilead Sciences, Inc., a biopharmaceutical company, from January 2012 to December 2013. Prior to Gilead Sciences, Inc., Dr. Baynes held positions of increasing responsibility at Amgen Inc., a biotechnology company, including Vice President of Global Clinical Development and Therapeutic Area Head for Hematology/Oncology. Before joining Amgen Inc., Dr. Baynes was the Charles Martin Professor of Cancer Research at the Barbara Ann Karmanos Cancer Institute, a National Cancer Institute-designated Comprehensive Cancer Center, at Wayne State University. Dr. Baynes has authored more than 150 publications and is a member or fellow of several international medical societies. Dr. Baynes has served on the Boards of Directors of Natera, Inc. (Nasdaq: NTRA), a genetic testing and diagnostics company, since July 2018; Travere Therapeutics Inc. (formerly known as Retrophin, Inc.) (Nasdaq: TVTX), a biopharmaceutical company, since July 2016; CatalYm GmbH, a privately-held Germany-based biotechnology company, since January 2024; Nurix Therapeutics, Inc. (Nasdaq: NRIX), a biopharmaceutical company, since March 2025; and Adcendo ApS, a privately-held Danish-based antibody drug conjugate company, since February 2025. Previously, from September 2018 to December 2022, he served on the Board of Directors of Atara Biotherapeutics, Inc., a T-cell immunotherapy company. Dr. Baynes received his medical degree and doctorate in philosophy from the University of the Witwatersrand in South Africa, and completed his medical training in the Department of Hematology and Oncology at Johannesburg Hospital.

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

Victor Tong, Jr. has served as a member of our board of directors since May 2024. Mr. Tong is a Managing Director at Decheng Capital (Decheng), an investment firm, where he has worked since its inception in 2012 and focuses on investments in biotechnology and medical technology companies in China and the United States. Before joining Decheng, Mr. Tong was a Principal at Bay City Capital, a life sciences investment firm, and a member of the healthcare investment banking division at Morgan Stanley. Mr. Tong has served as a member of the board of directors of CG Oncology, Inc. (Nasdaq: CGON) since July 2023. He also serves on the board of directors of multiple privately held biotechnology and biopharmaceutical companies including Baylor Genetics, Cellares Corp., Harton Therapeutics, Hummingbird Bioscience, LevitasBio, Take2, and Watchmaker Genomics. Mr. Tong received his B.A. in Molecular and Cell Biology and his B.S. in Business Administration from the University of California, Berkeley.

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

•
the Class I directors are Victor Tong, Jr. and Jeffrey Chi, Ph.D., and their terms will expire at the annual meeting of stockholders to be held in 2026;
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

Insider Trading Policy; Prohibition Against Hedging and Pledging Policy

Our board of directors has adopted an insider trading policy, which provides guidelines to our employees, directors, officers and consultants with respect to transactions in our securities, including the purchase, sale and/or other disposition of our securities. We adopted the insider trading policy and the procedures set forth therein to help avoid inadvertent instances of improper insider trading. We believe the insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to Aardvark. In addition, with regard to any trading in our own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements.

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

Attendance by Members of the Board of Directors at Meetings

There were five meetings of our board of directors during the fiscal year ended December 31, 2025. During the fiscal year ended December 31, 2025, each director attended at least 75% of the aggregate of all meetings of our board of directors, and each director attended at least 75% of meetings of the committees on which such director served during the period in which he or she served as a director.

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

Item 11. Executive Compensation.

Our named executive officers for the year ended December 31, 2025, are:

•
Tien-Li Lee, M.D., our Chief Executive Officer;
•
Nelson Sun, our Chief Financial Officer (note that Mr. Sun was appointed as our Chief Operating Officer as well effective February 2026); and

•
Manasi Jaiman, M.D., M.P.H., our Chief Medical Officer.

Summary Compensation Table

The following table sets forth certain information with respect to the compensation for services rendered in all capacities that was awarded to, earned by or paid to our named executive officers for the fiscal years ended December 31, 2025 and 2024:

		Salary	Bonus	Option Awards	Non- Equity Incentive Plan Compensation	All Other Compensation	Total
Name and principal position	Year	($)	($)	($)(1)	($)(2)	($)	($)
Tien-Li Lee, M.D.	2025	630,788	—	5,093,026	342,870	—	6,066,684
Chief Executive Officer	2024	422,989	111,000	203,223	167,976	1,134	906,322
Nelson Sun(3)	2025	432,654	—	1,944,646	170,646	—	2,547,946
Chief Financial Officer and Chief Operating Officer
Manasi Jaiman, M.D., M.P.H.(4)	2025	495,962	—	1,177,014	197,077	—	1,870,053
Chief Medical Officer	2024	150,577	—	609,668	52,212	—	812,457

(1)
The amounts reported in the “Option Awards” column represent the aggregate grant date fair value of the stock options awarded to our named executive officers during the applicable fiscal year, calculated in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. The assumptions used in calculating the grant date fair value of the awards reported in this column are set forth in Note 7 to our audited consolidated financial statements included elsewhere in this Annual Report. The amounts reported in this column reflect the accounting cost for the stock options and do not reflect the actual economic value that will be realized by the individual upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such awards. See the subsection titled “—Narrative Disclosure to Summary Compensation Table—Equity-Based Incentive Awards” below for additional detail.
(2)
The amounts reported in the “Non-Equity Incentive Plan Compensation” column represent annual performance-based cash bonuses (see the subsection titled “—Narrative Disclosure to Summary Compensation Table—Annual Bonuses” below for additional detail).
(3)
In accordance with SEC guidance, compensation information for Mr. Sun for fiscal year 2024 has not been included in this table because Mr. Sun was not a named executive officer for fiscal year 2024.
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

Sun Offer Letter and Compensation

We entered into an offer letter with Mr. Sun (the Sun Offer Letter) dated August 23, 2021, pursuant to which Mr. Sun serves as our Chief Financial Officer. Under the Sun Offer Letter, Mr. Sun’s annual base salary was set at $240,000, which was increased to $290,000 effective June 28, 2024. Mr. Sun’s employment with us is at-will, and either we or Mr. Sun may terminate the terms and conditions of the employment relationship at any time, with or without cause and with or without notice.

In accordance with the Sun Offer Letter, on September 1, 2021, we issued Mr. Sun an option to purchase an aggregate of 44,253 shares of our common stock, with an exercise price equal to $3.06 per share. The shares of common stock subject to such option vest in equal monthly installments over a period of 48 months from the vesting commencement date of September 1, 2021, subject to Mr. Sun providing continuous service (as defined in the 2017 Plan) to our company on each such vesting date, inclusive.

The Sun Offer Letter also provides for reimbursement of reasonable, actual and documented out-of-pocket expenses incurred in connection with Mr. Sun’s employment.

Effective June 28, 2024, Mr. Sun’s discretionary annual target bonus was established at 30% of his annual base salary.

Effective upon the completion of our IPO, Mr. Sun’s base salary was increased to $450,000 per year and his discretionary annual target bonus was increased to 40% of his annual base salary.

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

Annual Bonuses

Our named executive officers are eligible to receive annual performance-based cash bonuses, which are designed to provide appropriate incentives to our executives to achieve corporate milestones and to reward our executives for individual achievement towards these milestones. The annual performance-based bonus that each named executive officer is eligible to receive is based on the extent to which we achieve corporate milestones, as well as the applicable named executive officer’s discretionary annual target bonus percentage. In February 2026, the board of directors, upon the recommendation of the compensation committee, determined that we had achieved 100% of the 2025 corporate goals for purposes of the 2025 annual performance-based bonuses. Based on the determination of 100% corporate goal achievement, our named executive officers were awarded the following bonuses for achievement at their respective target bonus, as follows:

	2025 Compensation ($)	Bonus Target Percentage	Bonus ($)
Tien-Li Lee, M.D.	630,788	55%	342,870
Nelson Sun	432,654	40%	170,646
Manasi Jaiman, M.D., M.P.H.	495,962	40%	197,077

Equity-Based Incentive Awards

On June 11, 2025, our board of directors approved the following stock option grants to our named executive officers under the 2025 Plan with a grant date of June 11, 2025, which grants are subject to the terms and conditions of the 2025 Plan and the applicable form of stock option agreement approved for use thereunder. The exercise price of the following stock option grants is $11.29 per share, with 1/48th of the total amount of the shares vesting each month after the grant date, subject to the executive officer’s providing continuous service (as defined in the 2025 Plan) through the applicable vesting date (each inclusive); provided that the vesting of the options shall be accelerated in full contingent upon, and effective as of, a change in control (as defined in the 2025 Plan) during such named executive officer’s continuous service.

Shares Subject to Stock Options
Tien-Li Lee, M.D.	549,534
Nelson Sun	209,826
Manasi Jaiman, M.D., M.P.H.	126,999

Potential Payments Upon Termination or Change in Control

As of December 31, 2025, other than as described under the subsection “—Narrative Disclosure to Summary Compensation Table—Arrangements with Executive Officers—Jaiman Offer Letter and Compensation” above with respect to Dr. Jaiman and the Severance Plan (described below), we did not, and we currently do not, have any arrangements or agreements with any of our named executive officers that provide for payments to any of our named executive officers upon termination or change in control. The Severance Plan will supersede the severance provisions included in the Jaiman Offer Letter.

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

Outstanding Equity Awards at Fiscal Year-End 2025

The following table presents certain information concerning outstanding equity awards held by each of our named executive officers at December 31, 2025:

			Option Awards(1)
			Number of Securities Underlying Unexercised	Number of Securities Underlying Unexercised	Option
	Grant	Vesting Commencement	Options Exercisable	Options Unexercisable	Exercise Price	Option Expiration
Name	Date	Date	(#)	(#)	($)	Date
Tien-Li Lee, M.D.	7/21/2024(1)	6/27/2024	3,688	36,878	$4.24	7/20/2034
	6/11/2025(2)	6/11/2025	—	549,534	$11.29	6/10/2035
Nelson Sun	7/21/2024(1)	6/27/2024	7,170	16,549	$4.24	7/20/2034
	6/11/2025(2)	6/11/2025	—	209,826	$11.29	6/10/2035
Manasi Jaiman, M.D., M.P.H.	9/1/2024(2)	9/1/2024	55,316	121,696	$4.24	8/31/2034
	6/11/2025(2)	6/11/2025	—	126,999	$11.29	6/10/2035

(1)
1/48th of the shares subject to the options vested on the date that is one month following the vesting commencement date and an additional 1/48th of the shares subject to the options shall vest on the same date of each month thereafter, subject to the named executive officer’s continued service to us through each vesting date.
(2)
25% of the shares subject to the option vested or vest one year after the vesting commencement date, and 1/48th of the shares subject to the option vested or vest monthly thereafter subject to the executive’s continued service to us through each vesting date.

Non-Employee Director Compensation

Non-Employee Director Compensation Policy

Effective upon the completion of our IPO, our non-employee directors are compensated in accordance with our non-employee director compensation program (the Director Compensation Program). Pursuant to the Director Compensation Program, our non-employee directors receive cash compensation, paid quarterly in arrears, as follows:

•
each non-employee director receives a cash retainer in the amount of $40,000 per year;
•
the independent Chairperson of our board of directors or Lead Independent Director, as applicable, receives an additional cash retainer of $30,000 per year;
•
the Chairperson of the Audit Committee receives a cash retainer in the amount of $20,000 per year for such Chairperson’s service on the Audit Committee;
•
each non-Chairperson member of the Audit Committee receives a cash retainer in the amount of $10,000 per year for such member’s service on the Audit Committee;
•
the Chairperson of the Compensation Committee receives a cash retainer in the amount of $12,000 per year for such Chairperson’s service on the Compensation Committee;
•
each non-Chairperson member of the Compensation Committee receives a cash retainer in the amount of $6,000 per year for such member’s service on the Compensation Committee;
•
the Chairperson of the Nominating and Corporate Governance Committee receives a cash retainer in the amount of $10,000 per year for such Chairperson’s service on the Nominating and Corporate Governance Committee; and
•
each non-Chairperson member of the Nominating and Corporate Governance Committee receives a cash retainer in the amount of $5,000 per year for such member’s service on the Nominating and Corporate Governance Committee.

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

The following table sets forth information for the year ended December 31, 2025 regarding the compensation awarded to, earned by or paid to persons who served as our directors during 2025 who are not named executive officers.

	Fees Earned or Paid in Cash	Option Awards	All Other Compensation
Name(1)	($)	($)	($)	Total ($)
Jeffrey Chi, Ph.D.	72,750	536,120	—	608,870
Roy D. Baynes, M.D., Ph.D.	48,374	277,568	—	325,942
Susan E. Graf	61,562	277,568		339,130
Victor Tong, Jr.	52,753	536,120	—	588,873

(1)
As of December 31, 2025, our then-serving non-employee directors held unexercised stock options with respect to the following number of shares of our common stock: Dr. Chi: 61,017 shares, Dr. Baynes: 60,010 shares, Ms. Graf: 60,010 shares and Mr. Tong: 61,017 shares.

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

2025 Inducement Equity Incentive Plan

In May 2025, we adopted the Aardvark Therapeutics, Inc. 2025 Inducement Equity Incentive Plan (2025 Inducement Plan), which will be used exclusively for the grant of equity awards as a material inducement for individuals to commence employment at the Company in compliance with Nasdaq Listing Rule 5635(c)(4).

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

During the year ended December 31, 2025, no options were granted to our named executive officers within four business days prior to, or one business day following, the filing or furnishing of a periodic or current report by us that disclosed MNPI.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information with respect to the beneficial ownership of our common stock as of February 28, 2026, by:

•
each of our named executive officers;
•
each of our directors;
•
all of our executive officers and directors as a group; and
•
each person or group of affiliated persons known by us to beneficially own more than 5% of our common stock.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Applicable percentage ownership is based on 21,816,041 shares of common stock outstanding on February 28, 2026. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or other rights held by such person that are currently exercisable or that will become exercisable or otherwise vest within 60 days of February 28, 2026 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Aardvark Therapeutics, Inc., 4370 La Jolla Village Drive, Suite 1050, San Diego, CA 92122.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned (%)
5% or Greater Stockholders:
Entities affiliated with Decheng Capital Global Life Sciences Fund IV, L.P(1)	3,917,299	18.0%
Vickers Venture Fund VI Pte. Ltd.(2)	2,050,902	9.4%
Dr. Finian Tan(3)	1,861,258	8.5%
Christopher Ho(4)	1,694,894	7.8%
Entities affiliated with Citadel Advisors LLC(5)	1,192,971	5.5%
Jane Wu Lee, M.D.(6)	3,034,246	13.9%
Named Executive Officers and Directors:
Tien-Li Lee, M.D.(7)	3,034,246	13.9%
Nelson Sun(8)	471,885	2.2%
Manasi Jaiman, M.D., M.P.H.(9)	70,067	*
Jeffrey Chi, Ph.D.	—	—
Roy D. Baynes, M.D., Ph.D.(10)	9,833	*
Susan E. Graf(11)	10,448	*
Victor Tong, Jr.	—	—
All executive officers and directors as a group (7 persons)(12)	3,596,479	16.4%

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
(6)
Consists of (i) 1,474,028 shares of our common stock held directly, (ii) 1,551,613 shares of our common stock held directly held by Dr. Lee’s spouse, Tien-Li Lee, M.D., our Chief Executive Officer, and (iii) 8,605 shares of our common stock subject to options held by Tien-Li Lee, M.D., that are exercisable within 60 days of February 28, 2026.
(7)
Consists of (i) 1,551,613 shares of our common stock held directly, (ii) 1,474,028 shares of our common stock held directly by Dr. Lee’s spouse, Jane Wu Lee, M.D., and (iii) 8,605 shares of our common stock subject to options that are exercisable within 60 days of February 28, 2026.
(8)
Consists of (i) 108,484 shares of our common stock held directly, (ii) 354,024 shares of our common stock held by two trusts of which Mr. Sun is the sole trustee (iii) and 9,377 shares of our common stock subject to options that are exercisable within 60 days of February 28, 2026.
(9)
Consists solely of 70,067 shares of our common stock subject to options that are exercisable within 60 days of February 28, 2026.
(10)
Consists solely of 9,833 shares of our common stock subject to options that are exercisable within 60 days of February 28, 2026.
(11)
Consists solely of 10,448 shares of our common stock subject to options that are exercisable within 60 days of February 28, 2026.
(12)
Consists of the shares of our common stock beneficially owned by our current executive officers and directors shown as beneficially owned by our current executive officers and directors in the table above.

Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of December 31, 2025:

	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Plan	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)	2,798,430	$8.95	374,719
Equity compensation plans not approved by security holders (3)	239,983	$10.42	660,017
Total	3,038,413		1,034,736

(1) Includes the 2017 Plan, the 2025 Plan and our ESPP, the terms of each of which are described in more detail above under “—Equity Compensation Plans.” 185,408 shares under column (c) are attributable to our ESPP.

(2) Under the terms of the 2025 Plan, the number of shares of our common stock reserved for issuance under the 2025 Plan will automatically increase on January 1 of each calendar year beginning on January 1, 2026 and ending on January 1, 2035, in an amount equal to 5.0% of the total number of shares of our capital stock outstanding on December 31st of the immediately preceding calendar year, or a lesser number of shares determined by our board of directors. Under the terms of our ESPP, the number of shares of our common stock reserved for issuance will automatically increase on January 1 of each calendar year beginning on January 1, 2026 and ending on January 1, 2035, by the lesser of (a) 1.0% of the total number of shares of our common stock outstanding on December 31st of the immediately preceding calendar year, and (b) 645,000 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in (a) and (b).

(3) Includes the 2025 Inducement Plan, the terms of which are described in more detail above under “—Equity Compensation Plans—2025 Inducement Equity Incentive Plan.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions since January 1, 2024 and any currently proposed transactions to which we have been a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets as of each of December 31, 2024 and 2025, and in which any of our then directors, executive officers or holders of more than 5% of any class of our capital stock at the time of such transaction, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described in Part III, Item 11, “Executive Compensation”, of this Annual Report.

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
(3)
Comprised solely of shares purchased by Vickers Venture Co-investment LLC, an affiliate of Vickers Venture Fund VI Pte. Ltd. Dr. Chi, a member of our board of directors, was formerly an affiliate of Vickers Venture Fund VI Pte. Ltd.

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

Tien-Li Lee, M.D., our Chief Executive Officer, also serves as the President and Secretary of Aardwolf. Nelson Sun, our Chief Financial Officer and Chief Operating Officer, also serves as the Chief Financial Officer and Treasurer of Aardwolf. Jeffrey Chi, Ph.D., a member of our board of directors, also serves as a director of Aardwolf.

In connection with the Spin-off, we also entered into a Transition Services Agreement (the Transition Services Agreement), dated as of May 31, 2022, pursuant to which we (or any person on our behalf) agreed to provide certain transition services to Aardwolf or its affiliates. As of December 31, 2024, we invoiced approximately $1.4 million to Aardwolf pursuant to the services provided by us under the Transition Services Agreement. As of December 31, 2025, all of such invoiced amount has been deemed uncollectible and has been written-off, and we will reassess the estimated recovery thereof in future periods. The Transition Services Agreement terminated on May 31, 2024.

Aardwolf Convertible Promissory Note

On August 1, 2022, Aardwolf issued a convertible promissory note in the aggregate principal amount of $1.0 million to Aardvark (the Convertible Promissory Note). The Convertible Promissory Note matures seven years from the date of issuance and bears interest at the rate of 5.0% per annum. Pursuant to the Convertible Promissory Note, in the event that Aardwolf issues and sells shares of its equity securities to investors in an equity financing with total proceeds of not less than $3.0 million (a Qualified Financing), then the outstanding principal amount of the Convertible Promissory Note and any unpaid accrued interest shall automatically convert in whole into equity securities sold in the Qualified Financing at a conversion price equal to the cash price paid per share for equity securities by the investors in the Qualified Financing multiplied by 70%. Aardvark has the option to treat certain other equity financing, including an equity financing pursuant to which Aardwolf sells shares of preferred stock, as a Qualified Financing on the same terms. All outstanding amounts under the Convertible Promissory Note have been, as of December 31, 2025, deemed uncollectible and written-off, and we will reassess the estimated recovery of such balances in future periods.

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

Item 14. Principal Accounting Fees and Services.

Audit and All Other Fees

The following table presents fees for services rendered by BDO USA, P.C., our independent registered public accounting firm, for the years ended December 31, 2025 and 2024 in the following categories:

	Years ended December 31,
	2025	2024
Audit Fees (1)	$943,666	$852,729
Audit-Related Fees	—	—
Tax Fees (2)	—	—
All Other Fees	—	—
	$943,666	$852,729

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

3. Exhibits

Exhibit Number	Description of Document

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (File No. 001-42513), filed on February 14, 2025).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of Amendment No. 1 of our Registration Statement on Form S-1/A (File No. 333-284440), filed on February 6, 2025).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 of our Registration Statement on Form S-1/A (File No. 333-284440), filed on February 6, 2025).

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 of our Annual Report on Form 10-K, filed on March 31, 2025).

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

10.5+	2025 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-8 (File No. 333-284915), filed on February 13, 2025).

10.6+	2025 Inducement Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q (File No. 001-42513), filed on August 13, 2025).

10.7+	2025 Inducement Equity Incentive Plan Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q (File No. 001-42513), filed on August 13, 2025).
10.8+

2025 Inducement Equity Incentive Plan Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q (File No. 001-42513), filed on August 13, 2025).

10.9+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 of our Registration Statement on Form S-1 (File No. 333-284440), filed on January 23, 2025).

10.10+

Employment Offer Letter, dated July 24, 2019, between the Registrant and Tien-Li Lee, M.D. (incorporated by reference to Exhibit 10.7 of our Registration Statement on Form S-1 (File No. 333-284440), filed on January 23, 2025).

10.11+

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

10.13

Amended and Restated Investors’ Rights Agreement, dated May 1, 2024 (incorporated by reference to Exhibit 10.11 of our Registration Statement on Form S-1 (File No. 333-284440), filed on January 23, 2025).

10.14+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.12 of our Registration Statement on Form S-1 (File No. 333-284440), filed on January 23, 2025).

10.15+	Aardvark Therapeutics, Inc. Severance Plan (incorporated by reference to Exhibit 10.13 of our Registration Statement on Form S-1 (File No. 333-284440), filed on January 23, 2025).

Exhibit Number	Description of Document

19.1*	Aardvark Therapeutics, Inc. Insider Trading Policy, as amended

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of BDO USA, P.C. Independent Registered Public Accounting Firm.

24.1*	Power of Attorney. Reference is made to the signature page hereto.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1†	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Aardvark Therapeutics, Inc. Clawback Policy (incorporated by reference to Exhibit 97 of our Annual Report on Form 10-K (File No. 001-42513), filed on March 31, 2025).

* Filed herewith.

+ Indicates management contract or compensatory plan.

† Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AARDVARK THERAPEUTICS, INC.

Date: March 23, 2026	By:	/s/ Tien-Li Lee, M.D.
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

Name	Title	Date

/s/ Tien-Li Lee, M.D.	Chief Executive Officer and Director	March 23, 2026
Tien-Li Lee, M.D.	(Principal Executive Officer)

/s/ Nelson Sun	Chief Financial Officer and Chief Operating Officer	March 23, 2026
Nelson Sun	(Principal Financial and Accounting Officer)

/s/ Jeffrey Chi, Ph.D.	Director	March 23, 2026
Jeffrey Chi, Ph.D.

/s/ Roy D. Baynes, M.D., Ph.D.	Director	March 23, 2026
Roy D. Baynes, M.D., Ph.D.

/s/ Susan E. Graf	Director	March 23, 2026
Susan E. Graf

/s/ Victor Tong, Jr.	Director	March 23, 2026
Victor Tong, Jr.