Form 10-Q
period 2026-03-31
Aardvark Therapeutics, Inc.
filed 2026-05-07
CIK 1774857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of Registrant’s common stock outstanding as of April 30, 2026 was 21,816,385.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AARDVARK THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,436	$47,051
Short-term investments	28,764	62,976
Prepaid expenses and other current assets	2,380	1,859
Total current assets	93,580	111,886
Operating lease right-of-use asset	269	355
Other assets	4,741	4,940
Total assets	$98,590	$117,181
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,493	$2,072
Accrued liabilities	6,775	8,035
Operating lease liability, current portion	336	441
Total current liabilities	11,604	10,548
Total liabilities	11,604	10,548
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.00001 par value; 10,000,000 shares authorized at March 31, 2026 and December 31, 2025; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value; 490,000,000 shares authorized at March 31, 2026 and December 31, 2025; 21,816,385 and 21,815,353 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	224,478	222,470
Accumulated other comprehensive income	14	81
Accumulated deficit	(137,506)	(115,918)
Total stockholders’ equity	86,986	106,633
Total liabilities and stockholders’ equity	$98,590	$117,181

See accompanying notes to unaudited condensed consolidated financial statements.

AARDVARK THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$16,567	$7,755
General and administrative	5,897	2,715
Total operating expenses	22,464	10,470
Loss from operations	(22,464)	(10,470)
Other income (expense), net:
Unrealized loss on short-term investments	(13)	(15)
Interest and dividend income	889	1,175
Total other income, net	876	1,160
Net loss	$(21,588)	$(9,310)
Net loss per share of common stock, basic and diluted (Note 3)	$(0.99)	$(0.71)
Weighted-average shares used in net loss per share calculation (Note 3)	21,815,995	13,194,718

Comprehensive income (loss):
Net loss	$(21,588)	$(9,310)
Unrealized (loss) gain on short-term investments	(67)	44
Comprehensive loss	$(21,655)	$(9,266)

See accompanying notes to unaudited condensed consolidated financial statements.

AARDVARK THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Outstanding Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2024	96,941,453	$126,756	4,066,969	$—	$3,684	$—	$(58,327)	$(54,643)
Issuance of common stock in initial public offering, net of discounts and issuance costs of $10.4 million	—	—	6,120,661	—	87,495	—	—	87,495
Conversion of convertible preferred stock into common stock upon initial public offering	(96,941,453)	(126,756)	11,439,838	—	126,756	—	—	126,756
Exercise of common stock options	—	—	57,085	—	101	—	—	101
Vesting of restricted common stock	—	—	3,619	—	13	—	—	13
Stock-based compensation expense	—	—	—	—	233	—	—	233
Unrealized gain on short-term investments	—	—	—	—	—	44	—	44
Net loss	—	—	—	—	—	—	(9,310)	(9,310)
Balance, March 31, 2025	—	$—	21,688,172	$—	$218,282	$44	$(67,637)	$150,689

Balance, December 31, 2025	—	$—	21,815,353	$—	$222,470	$81	$(115,918)	$106,633
Exercise of common stock options	—	—	1,032	—	4	—	—	4
Stock-based compensation expense	—	—	—	—	2,004	—	—	2,004
Unrealized loss on short-term investments	—	—	—	—	—	(67)	—	(67)
Net loss	—	—	—	—	—	—	(21,588)	(21,588)
Balance, March 31, 2026	—	$—	21,816,385	$—	$224,478	$14	$(137,506)	$86,986

See accompanying notes to unaudited condensed consolidated financial statements.

AARDVARK THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(21,588)	$(9,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,004	233
Non-cash lease expense	86	107
Unrealized loss on short-term investments	13	15
Amortization of discount on short-term investments	(118)	(81)
Depreciation expense	11	5
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(333)	(4,362)
Accounts payable	2,421	648
Accrued liabilities	(1,260)	1,410
Operating lease liability	(105)	(53)
Net cash used in operating activities	(18,869)	(11,388)
Investing activities:
Purchases of short-term investments	—	(124,651)
Maturities/sales of short-term investments	34,250	12,027
Net cash provided by (used in) investing activities	34,250	(112,624)
Financing activities:
Proceeds from sale and issuance of common stock in initial public offering, net of underwriting discounts	—	91,075
Financing costs paid in connection with initial public offering	—	(2,310)
Proceeds from exercises of common stock options	4	110
Net cash provided by financing activities	4	88,875
Net increase (decrease) in cash and cash equivalents	15,385	(35,137)
Cash and cash equivalents at beginning of year	47,051	61,641
Cash and cash equivalents at end of year	$62,436	$26,504
Supplemental schedule of non-cash financing activity:
Conversion of convertible preferred stock into common stock upon initial public offering	$—	$126,756

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Artisan Therapeutics, Inc. and Ardia Therapeutics, Inc., and have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

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

Liquidity

As of March 31, 2026, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, discovering ARD-101, establishing and maintaining its intellectual property portfolio, conducting research, preclinical studies and clinical trials, manufacturing of ARD-101 and related raw materials, and providing general and administrative support for these operations. The Company does not have any products approved for sale and has not generated any revenue to date. In addition, the Company has a limited operating history, has incurred significant net losses and negative cash flows from operations since its inception and expects that its expenses and operating losses will increase substantially for the foreseeable future. As of March 31, 2026, the Company had an accumulated deficit of $137.5 million.

The Company believes its cash, cash equivalents and short-term investments of $91.2 million as of March 31, 2026 will be sufficient for the Company to continue as a going concern for at least one year following the date that the unaudited condensed consolidated financial statements are available to be issued.

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

Unaudited Condensed Consolidated Interim Financial Information

The unaudited condensed consolidated balance sheet as of March 31, 2026, the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, the unaudited condensed consolidated statements of convertible preferred stock and stockholders’ equity for the three months ended March 31, 2026 and 2025, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for the interim period presented.

The financial data and the other financial information contained in these notes to the unaudited condensed consolidated financial statements related to the three months ended March 31, 2026 and 2025 are also unaudited. The consolidated results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period.

The unaudited condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on March 23, 2026.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the unaudited condensed consolidated financial statements and accompanying notes. Such estimates include the estimated incremental borrowing rate for the determination of the Company’s operating lease right-of-use assets, valuation of stock-based awards and the accrual of research and development expenses. Management evaluates its estimates on an ongoing basis. Although estimates are based on the Company’s historical experience, knowledge of current events, and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to significant concentration of credit risk consist of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts, and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The Company invests its excess cash in short-term debt obligations of the U.S. Treasury in order to mitigate credit risk and maintain principal and maximize liquidity.

Short-Term Investments

Short-term investments consist of investments in corporate equity securities with readily determinable fair values and short-term debt obligations of the U.S. Treasury with original maturities in excess of three months. The investments in corporate equity securities with readily determinable fair values are reported at fair value with changes in fair value recorded in the unaudited condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2026 and 2025, unrealized losses of $13,000 and $15,000, respectively, were reported in other income (expense), net in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses consist primarily of external and internal costs incurred in performing preclinical and clinical development activities. External costs include fees paid to contract research organizations and consultants in connection with product development activities, including regulatory activities, costs related to manufacturing materials for preclinical studies and clinical trials and license fees. Internal costs include personnel-related costs such as salaries and related expenses for employees involved in research and development efforts, facilities-related costs, depreciation, and other allocated expenses. Non refundable advance payments for goods and services for future research and development activities are deferred and included in other assets in the accompanying unaudited condensed consolidated balance sheets and are expensed as the goods are delivered or the related services are performed.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on certain investments. For the three months ended March 31, 2026 and 2025, comprehensive loss includes unrealized gains and losses on short-term investments.

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

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires new financial statement disclosures in tabular format, in the notes to the unaudited condensed consolidated financial statements, of specified information about certain costs and expenses. This update is effective for all entities beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. ASU 2024-03 can be applied prospectively or retrospectively and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its unaudited condensed consolidated financial statements and related disclosures.

3.
Net Loss Per Share

Basic net loss per share of common stock attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. The Company has excluded zero and 8,618 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2026 and 2025, respectively.

Basic and diluted net loss attributable to common holders per share is presented in conformity with the two-class method required for participating securities as the convertible preferred stock were considered participating securities because they participated in dividends with the common stock. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of all series of convertible preferred stock and the holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods. Accordingly, for the three months ended March 31, 2026 and 2025, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.

The Company excluded the following potential shares of its common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	March 31,
	2026	2025
Options to purchase common stock	3,829,482	1,123,545
Common stock subject to repurchase rights	—	7,748
Employee Stock Purchase Plan shares	62,692	—
Total	3,892,174	1,131,293

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

As of March 31, 2026 and December 31, 2025, assets measured at fair value on a recurring basis were as follows (in thousands):

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents
Money market mutual funds	$52,404	$52,404	$—	$—
Total cash equivalents	$52,404	$52,404	$—	$—
Short-term investments
Scilex Holding Company common stock	$17	$17	$—	$—
Sorrento Therapeutics, Inc. common stock	2	2	—	—
U.S. Treasury obligations	28,745	—	28,745	—
Total short-term investments	$28,764	$19	$28,745	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents
Money market funds	$29,379	$29,379	$—	$—
U.S. Treasury obligations	4,999	—	4,999	—
Total cash equivalents	$34,378	$29,379	$4,999	$—
Short-term investments
Scilex Holding Company common stock	$30	$30	$—	$—
Sorrento Therapeutics, Inc. common stock	2	2	—	—
U.S. Treasury obligations	62,944	—	62,944	—
Total short-term investments	$62,976	$32	$62,944	$—

There were no transfers in or out of Level 3 during the three months ended March 31, 2026 and 2025.

The Company determines the fair value of its money market mutual funds and treasury bonds based upon quoted prices in active markets for identical and similar assets as applicable. At March 31, 2026 and December 31, 2025, the Company did not hold any investments, within cash equivalents, that were in a material unrealized gain or loss position.

5.
Short-Term Investments

The following tables summarize the available-for-sale investment debt securities held at March 31, 2026 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury obligations	$28,731	$14	$—	$28,745
Total	$28,731	$14	$—	$28,745

The following table summarizes the available-for-sale debt investment securities held at December 31, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury obligations	$62,863	$81	$—	$62,944
Total	$62,863	$81	$—	$62,944

As of March 31, 2026, the available-for-sale investment debt securities by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$28,731	$28,745
Total	$28,731	$28,745

6.
Balance Sheet Details

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Research and development costs	$4,502	$4,700
Compensation-related expenses	1,518	2,913
Other	755	422
Total accrued liabilities	$6,775	$8,035

7.
Stockholders’ Equity

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

ATM Facility

In March 2026, the Company entered into an Equity Distribution Agreement with Piper Sandler & Co. (the “Agent”), pursuant to which the Company may, from time to time, offer and sell through the Agent shares (the “Shares”) of its common stock (the “ATM Facility”). The issuance and sale of the Shares, if any, will be made pursuant to the Company’s shelf registration statement on Form S-3 (Registration Statement No. 333-294537), filed with the Securities and Exchange Commission on March 23, 2026, including the equity distribution agreement prospectus (the “Equity Distribution Agreement Prospectus”) contained therein. Pursuant to the Equity Distribution Agreement Prospectus, the Company may offer and sell Shares having an aggregate offering price of up to $150.0 million. The Equity Distribution Agreement provides that the Company will pay the Agent a commission at a rate of 3.0% of the gross sales price per Share sold under the Equity Distribution Agreement. The Company has no obligation to sell any Shares under the Equity Distribution Agreement. As of March 31, 2026, no shares of common stock have been sold under the ATM Facility.

Equity Incentive Plans

In December 2024, the Company’s board of directors adopted the 2025 Equity Incentive Plan (the “2025 Plan”), and the Company’s stockholders approved the 2025 Plan in February 2025. The 2025 Plan, pursuant to which 2,150,000 shares were initially reserved for issuance, became effective on February 11, 2025. Upon the effectiveness of the 2025 Plan, no further grants will be made under the 2017 Stock Plan (as amended, the “Plan”). In May 2025, the Company adopted the 2025 Inducement Equity Incentive Plan (the "2025 Inducement Plan", and collectively with the 2025 Plan and the Plan, referred to as the "Plans") pursuant to which an additional 900,000 shares of common stock were reserved to be used exclusively for the grant of equity awards as a material inducement for individuals to commence employment with the Company in compliance with Nasdaq Listing Rule 5635(c)(4).

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

Stock-Based Compensation Expense

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development expense	$792	$160
General and administrative expense	1,212	73
Total stock-based compensation expense	$2,004	$233

As of March 31, 2026, the unrecognized compensation cost related to outstanding time-based options was $25.9 million and is expected to be recognized over a weighted-average period of 3.2 years.

Employee Stock Purchase Plan

In January 2025, the Company’s board of directors adopted the 2025 Employee Stock Purchase Plan (the "ESPP"), which became effective on February 11, 2025. The ESPP permits participants to purchase common stock through payroll deductions of up to 100% of their eligible compensation. Initially, a total of 215,000 shares of common stock was reserved for issuance under the ESPP. The first offering period under the ESPP commenced in April 2025. Stock compensation expense for the three months ended March 31, 2026 related to the ESPP was immaterial. As of March 31, 2026, the unrecognized compensation cost related to current offering periods under the ESPP was $0.7 million and is expected to be recognized over a weighted-average period of 1.0 year.

8.
Commitments and Contingencies

Acquisition-Related Liabilities

The Company has previously acquired the rights to certain intellectual property in exchange for upfront cash payments and the sellers’ right to receive additional consideration upon the achievement of specified regulatory and commercial milestones associated with products developed by the Company utilizing the acquired in-process research and development. At March 31, 2026, potential future regulatory and commercial milestone payments under these agreements totaled an aggregate of approximately $180.5 million.

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2026, the Company’s management is not aware of any legal proceedings or matters that could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. At March 31, 2026, no claims exist under indemnification arrangements and accordingly, no amounts have been accrued in its unaudited condensed consolidated financial statements as of March 31, 2026.

9.
Related Party Transactions

The Company’s Chief Executive Officer is a member of the board of directors of Aardwolf Therapeutics, Inc. (Note 10).

10.
Aardwolf Spinoff

In May 2022, through a series of transactions, the Company spun off certain assets of the Company (the "Spinoff") to Aardwolf Therapeutics, Inc. (“Aardwolf”). In accordance with authoritative guidance, the Company has determined that it holds a variable interest in Aardwolf and Aardwolf meets the definition of a variable interest entity (“VIE”) as Aardwolf does not have the ability to finance its activities without additional subordinated financial support and its equity investors will not absorb their proportionate share of expected losses. However, as the Company does not have both (i) the power to direct the economically significant activities of Aardwolf and (ii) the obligation to absorb losses of, or the right to receive benefits from, Aardwolf, the Company is not considered the primary beneficiary of Aardwolf and has not consolidated the financial position or results of operations of Aardwolf in the accompanying unaudited condensed consolidated financial statements, although Aardwolf is considered a related party of the Company. The Company will continuously perform this assessment, as changes to existing relationships or future transactions may result in the consolidation or deconsolidation of a VIE. At March 31, 2026 and December 31, 2025, the maximum exposure to loss was zero.

11.
Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group ("CODM"), in making decisions regarding resource allocation and assessing performance. The Company’s CODM is its Chief Executive Officer. No product revenue has been generated since inception and all assets are held in the United States.

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

Segment net loss, including significant segment expenses regularly provided to the CODM, are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development expenses:
Research expenses	$12,628	$5,496
Personnel-related (including stock-based compensation expense)	3,709	2,057
Facilities-related and other allocated costs	230	202
Total Research and development expenses	16,567	7,755
General and administrative expenses	5,897	2,715
Interest and dividend income	(889)	(1,175)
Unrealized losses on short-term investments	13	15
Net loss	$21,588	$9,310

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (Quarterly Report). This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions, forecasts and projections. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under Part II, Item 1A, “Risk Factors”, of this Quarterly Report and elsewhere in this Quarterly Report. You should carefully read Part II, Item 1A, “Risk Factors”, of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements” below.

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
•
our ability to successfully restart or complete our clinical trials;
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

Throughout this Quarterly Report, unless the context otherwise requires, the terms “Aardvark,” “we,” “us” and “our” in this Quarterly Report refer to Aardvark Therapeutics, Inc. and its subsidiaries.

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel, small-molecule therapeutics to activate innate homeostatic pathways for the treatment of metabolic diseases. We target biological pathways associated with alleviating hunger that we believe have the potential to deliver transformative outcomes for patients. We have focused our efforts on developing selective compounds, targeting Bitter Taste Receptors (TAS2Rs) for hunger-associated conditions. Our initial compounds target TAS2Rs at the luminal surface of the gut epithelium, which normally respond to the chemicals in food and participate in the gut-brain axis. Our research has shown that activating these receptors can induce the secretion of endogenous signaling molecules, including cholecystokinin (CCK), peptide YY (PYY) and glucagon-like peptide-1 (GLP-1).

TAS2Rs are a family of 26 different nutrient-sensing G protein-coupled receptors (GPCRs) that are broadly expressed among vertebrates. TAS2Rs are present in the oral cavity to convey bitter taste and are highly expressed in many other tissues throughout the body where they are key in regulating metabolic and inflammatory pathways. CCK has long been recognized as a promising pharmaceutical target because its release is triggered with food and it helps suppress hunger, which is the feeling of discomfort that comes from a perception of not having eaten recently. We believe suppression of hunger could be complementary to the suppression of appetite reported from patients on GLP-1 receptor targeted treatments, which reduce the desirability of food. Previous approaches to directly agonize CCK receptors through exogenous molecules have been limited by safety concerns driven by systemic exposure, resulting in on-target activity in undesired tissues and have been associated with pancreatic safety concerns, including pancreatitis. Our wholly-owned lead product candidate, ARD-101, is an oral, largely gut-restricted small-molecule agonist of certain TAS2Rs expressed on luminally accessible enteroendocrine cells lining the gut. ARD-101, in contrast to previous approaches to directly agonize CCK receptors, elicits the endogenous release of CCK by leveraging the body’s natural response to TAS2R agonism. To our knowledge, besides our product candidates, there are no approved therapies and no other clinical-stage candidates that directly target TAS2Rs.

ARD-101 has limited systemic absorption, which we believe reduces the potential for systemic toxicity and has contributed to ARD-101 being well-tolerated in our Phase 1 and 2 trials. We have completed a Phase 1 clinical trial of ARD-101 in healthy volunteers and a Phase 2 clinical trial in subjects with hyperphagia associated with Prader-Willi Syndrome (PWS). The Phase 2 clinical trial in hyperphagia associated with PWS evaluated two dosing regimens over 28 days followed by a 14-day withdrawal period. In Part 1 of the trial, 12 subjects completed the treatment period at a fixed dose of 200 mg delivered orally twice daily (BID). These 12 subjects that completed treatment had no significant treatment-related adverse events and, of these subjects, eight completed the Hyperphagia for Clinical Trial Questionnaire-9 (HQ-CT 9), with seven having complete post–database lock datasets. In this subgroup of seven, the mean decline at day 28 was approximately 9 points. In Part 2 of the trial, four subjects were dosed under a revised protocol: 400 mg BID for seven days, followed by 600 mg BID for seven days and ending with 800 mg BID for 14 days. The four subjects that completed the trial per protocol had only grade 1 treatment-related adverse events and showed a decrease in HQ-CT 9 of approximately eight points at 28 days. Thus, in our completed Phase 2 clinical trial in subjects with hyperphagia associated with PWS, ARD-101 was shown to be well-tolerated and demonstrated clinical activity through a reduction in Hyperphagia Questionnaire for Clinical Trials (HQ-CT) scores.

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

Our second TAS2R program, ARD-201, was planned to be a fixed-dose combination of ARD-101 and a dipeptidyl peptidase-4 (DPP-4) inhibitor for the treatment of obesity and obesity-related conditions, including the prevention of weight regain following treatment with GLP-1 receptor agonists, which we believe may address an important unmet need in the long-term management of obesity. We previously initiated a Phase 2 clinical trial, which we referred to as the POWER (Prevention Of WEight Regain) trial, in December 2025, to explore the efficacy of ARD-201 in the prevention of weight regain among patients who have successfully lost over 15% of body weight on GLP-1RA therapy. In addition, we previously planned to initiate a second Phase 2 trial for ARD-201 in the first half of 2026, which we referred to as the STRENGTH (Sitagliptin and TAS2R for weight Reduction with Exercise, Nutrition, and GLP-1RA Trial and Hunger assessment) trial. Because ARD-201 contains ARD-101 as a component of the planned combination therapy, we are assessing the potential implications of the voluntary pause of the HERO trial on the ARD-201 program, including the potential impact of the safety observations identified in the healthy volunteer study in the ARD-101 program on the development of ARD-201. Following this assessment, we have voluntarily paused the STRENGTH and POWER clinical trials, in addition to the HERO and OLE trials (collectively, the “voluntarily paused clinical programs”), while we complete our ongoing evaluation of the safety observations identified in the healthy volunteer study of ARD-101 and continue discussions with the FDA regarding next steps for the ARD-101 program. We expect to provide further guidance in the second quarter of 2026.

In preparation for these trials, we expanded our clinical management and regulatory capabilities, including hiring clinical, regulatory, CMC and quality personnel, and we expect to continue to need to expand our clinical management and regulatory capabilities and to rely on third parties to conduct our later stage or pivotal clinical trials in the future. However, the timing of additional staffing and operational expansion may be delayed as we evaluate next steps following the voluntary pause of our clinical programs, although we expect to continue to build our capabilities over time as our clinical programs progress, subject to the outcome of our ongoing review and discussions with the FDA.

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

We have incurred significant net losses and negative cash flows from operations since our inception and, as of March 31, 2026, we had an accumulated deficit of $137.5 million. Our net losses for the three months ended March 31, 2026 and 2025 were $21.6 million and $9.3 million, respectively. We expect our expenses and operating losses will increase substantially for the foreseeable future as we:

•
continue our development of ARD-101 and evaluate next steps following the voluntary pause of our clinical programs;
•
seek to discover and develop additional product candidates;
•
conduct our ongoing and planned clinical trials and preclinical studies;
•
continue our research and development activities;
•
utilize third parties to manufacture ARD-101 and our other product candidates and related raw materials;
•
hire additional personnel as our clinical programs advance and as we determine next steps following the voluntary pause of our clinical programs;
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

From inception and up to the date of our initial public offering (IPO) in February 2025, we had raised a total of $129.1 million in gross proceeds to fund our operations from the sale and issuance of shares of our convertible preferred stock. In February 2025, we completed our IPO with the sale of 6,120,661 shares of common stock, which included the partial exercise by the underwriters of their option to purchase 232,661 additional shares, at an IPO price of $16.00 per share and received net proceeds of approximately $87.5 million. As of March 31, 2026, we had cash, cash equivalents and short-term investments of $91.2 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations into mid-2027. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In February 2026, we voluntarily paused enrollment and dosing in the Phase 3 HERO trial and the open label extension trial for ARD-101, and the POWER and STRENGTH clinical trials for ARD-201 based on reversible cardiac observations in a healthy volunteer study of ARD-101. The voluntary pause of these clinical trials may affect the timing and amount of our future expenditures and our need for additional capital, depending on the outcome of our ongoing data review and discussions with the FDA regarding next steps for our clinical programs.

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

We have appointed a Chief Commercial Officer; however, given our stage of development, we have not yet built out a marketing or sales organization or commercial infrastructure. We intend to build the necessary sales, marketing and commercialization capabilities and infrastructure over time as our product candidates advance through clinical development if and when our product candidates advance through clinical development and receive regulatory approval. We expect to spend a significant amount in commercial development and marketing costs prior to obtaining regulatory and marketing approval of one or more of our product candidates.

Macroeconomic Trends

We may be affected by unfavorable economic conditions and challenges in the United States and abroad, such as the effects of the ongoing conflicts in the Middle East, including the war in Iran and its surrounding regions, and between Russia and Ukraine, sanctions against Russia, the instability in Venezuela, disruptions in the banking industry and inflationary trends. The fiscal years 2025 and 2024 were marked by significant market uncertainty and increasing inflationary pressures. These market dynamics are expected to continue in 2026, and these and similar adverse market conditions may negatively impact our business, financial position, results of operations and growth prospects. For further discussion of the potential impacts of macroeconomic events on us, refer to Part II, Item 1A, “Risk Factors”, of this Quarterly Report.

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

Operating Expenses

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

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

We do not track our research and development expenses on a program-specific basis or allocate our internal costs associated with our discovery and development efforts because these costs are deployed across multiple programs and, as such, are not separately classified. Since our inception and through March 31, 2026, substantially all of our external costs have been related to the research and development of ARD-101.

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

We expect that our G&A expenses will increase substantially for the foreseeable future as we continue to increase our general and administrative headcount to support our continued R&D activities and, if ARD-101 or our other product candidates receive marketing approval, commercialization activities, as well as to support our operations generally, although the timing of additional hiring may depend on the outcome of our evaluation of the voluntarily paused clinical programs.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on our invested cash and cash equivalents, dividend income and changes in the fair value of equity securities held as investments.

Results of Operations

Comparison of the Three Months ended March 31, 2026 and 2025

The following table summarizes our results of operations for each of the periods indicated:

	Three Months Ended March 31,
	2026	2025	Change
(in thousands)
Operating expenses:
Research and development	$16,567	$7,755	$8,812
General and administrative	5,897	2,715	3,182
Total operating expenses	22,464	10,470	11,994
Loss from operations	(22,464)	(10,470)	(11,994)
Other income, net	876	1,160	(284)
Net loss	$(21,588)	$(9,310)	$(12,278)

Research and Development Expenses

The following table summarizes our R&D expenses for each of the periods indicated:

	Three Months Ended March 31,
	2026	2025	Change
(in thousands)
External costs	$12,628	$5,496	$7,132
Internal costs:
Personnel-related (including stock-based compensation expense)	3,709	2,057	1,652
Facilities-related (including depreciation) and other allocated costs	230	202	28
Total internal costs	3,939	2,259	1,680
Total R&D expenses	$16,567	$7,755	$8,812

R&D expenses were $16.6 million and $7.8 million for the three months ended March 31, 2026 and 2025, respectively. The $8.8 million increase for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 resulted primarily from an increase of $7.1 million for external expenses incurred for chemistry, manufacturing and controls (CMC), clinical and toxicology studies primarily related to the development of ARD-101 and a $1.7 million increase in personnel-related costs due to increased headcount and bonuses.

General and Administrative (G&A) Expenses

G&A expenses were $5.9 million and $2.7 million for the three months ended March 31, 2026 and 2025, respectively. The $3.2 million increase for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 resulted primarily from a $2.1 million increase in personnel-related costs due to increased headcount and bonuses, a $0.6 million increase in legal and other professional costs, and a $0.3 million increase in facilities and other costs. The increase in non-facilities costs were partially related to commencing operations as a public company in February 2025.

Other Income, Net

Other income, net was $0.9 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively. The $0.3 million decrease for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 resulted from lower interest income generated by our lower invested cash balances.

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

We currently have an effective shelf Registration Statement on Form S-3 (File No. 333-294537) that became effective on April 3, 2026, which allows us to undertake various equity and debt offerings up to $400.0 million. In addition, on March 23, 2026, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (the Agent), pursuant to which we may offer and sell from time to time through the Agent up to $150.0 million in shares of our common stock (the ATM Facility). We are not obligated to sell any shares under the Equity Distribution Agreement, and the Agent is not obligated to buy or sell any shares of our common stock. We cannot provide any assurance that we will sell any shares under the Equity Distribution Agreement, or, if we do, as to the prices, amounts, or timing of any such sales. As of March 31, 2026, we have not sold any shares of common stock under the ATM Facility.

Future Funding Requirements

As of March 31, 2026, we had cash, cash equivalents and short-term investments of $91.2 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations into mid-2027. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies, manufacturing and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. In February 2026, we voluntarily paused enrollment and dosing in our Phase 3 HERO trial and the open label extension trial for ARD-101, and the POWER and STRENGTH clinical trials for ARD-201. The voluntary pause of these clinical trials may affect the timing and amount of our future expenditures and our need for additional capital, depending on the outcome of our ongoing data review and discussions with the FDA regarding next steps for our voluntarily paused clinical programs.

We have incurred significant operating losses since our inception and, as of March 31, 2026, we had an accumulated deficit of $137.5 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially for the reasons described above.

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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Three Months Ended March 31,
	2026	2025
(in thousands)
Net cash used in operating activities	$(18,869)	$(11,388)
Net cash provided by (used in) investing activities	34,250	(112,624)
Net cash provided by financing activities	4	88,875
Increase (decrease) in cash and cash equivalents	$15,385	$(35,137)

Operating Activities

Net cash used in operating activities was $18.9 million and $11.4 million for the three months ended March 31, 2026 and 2025, respectively. The net cash used in operating activities during the three months ended March 31, 2026 was primarily due to our reported net loss of $21.6 million, net of non-cash items (including unrealized losses on short-term investments, stock-based compensation expense, non-cash lease expense and amortization of discount on short-term investments) totaling $2.0 million and a $0.7 million net decrease of our net operating assets. The net cash used in operating activities during the three months ended March 31, 2025 was primarily due to our reported net loss of $9.3 million, net of non-cash charges (including unrealized losses on short-term investments, stock-based compensation expense, non-cash lease expense and amortization of discount on short-term investments) totaling $0.3 million and a $2.4 million net increase of our net operating assets. The increase in cash used in operations during the three months ended March 31, 2026 in comparison to the three months ended March 31, 2025 was primarily attributable to increased research and development activities.

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2026 was $34.3 million resulting from the sales and maturities of short-term investments during the period. Net cash used in investing activities was $112.6 million during the three months ended March 31, 2025 primarily as a result of the purchase of short-term investments during the period, offset by maturities of short-term investments during the period.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2026 was $4,000 and resulted from sales of common stock under our employee equity plans. Net cash provided by financing activities during the three months ended March 31, 2025 was $88.9 million and resulted primarily from the proceeds from the sale and issuance of shares of our common stock in our IPO in February 2025 for proceeds of $91.1 million, offset by payments for IPO costs of $2.3 million.

Contractual Obligations and Other Commitments

There have been no material changes to our contractual obligations and other commitments from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Other Commitments” included in our Annual Report on Form 10-K filed with the SEC on March 23, 2026.

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

There have been no material changes to our critical accounting policies and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our Annual Report on Form 10-K filed with the SEC on March 23, 2026.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable level of assurance as of March 31, 2026, the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. In deciding whether to invest, you should carefully consider and read the following risk factors, as well as the financial and other information contained in this Quarterly Report, including in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this Quarterly Report and in our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. Any of the following risks could have a material adverse effect on our business, financial condition, results of operations or prospects and cause the value of our common stock to decline, which could cause you to lose all or part of your investment. The risks described below are not the only ones facing us. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial also may become important factors that affect us.

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception and expect to continue to incur significant and increasing operating losses for at least the next several years. For the three months ended March 31, 2026 and 2025, we reported a net loss of $21.6 million and $9.3 million, respectively. As of March 31, 2026, we had an accumulated deficit of $137.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. ARD-101 will require substantial additional development time and resources before we would be able to apply for or receive marketing approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate that our expenses will increase substantially as we:

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

As of March 31, 2026, we had cash, cash equivalents and short-term investments of approximately $91.2 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations into mid-2027. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity offerings, debt financings or other capital sources, including potential grants, collaborations, licenses and other similar arrangements. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Such financing may result in dilution to our stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business.

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

We currently have an effective shelf Registration Statement on Form S-3 (File No. 333-294537) that became effective on April 3, 2026, which allows us to undertake various equity and debt offerings up to $400.0 million. In addition, on March 23, 2026, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (the Agent), pursuant to which we may offer and sell from time to time through the Agent up to $150.0 million in shares of our common stock (the ATM Facility). As of March 31, 2026, we have not sold any shares of common stock under the ATM Facility.

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

We currently have no products that are approved for commercial sale. Our lead product candidate, ARD-101, is an oral, largely gut-restricted small-molecule agonist of certain TAS2Rs expressed on luminally accessible enteroendocrine cells lining the gut for which we have initiated a Phase 3 clinical trial for hyperphagia associated with PWS. In February 2026, we voluntarily paused enrollment and dosing in the HERO trial and the open label extension (OLE) trial based on reversible cardiac observations in a healthy volunteer study. We are conducting a comprehensive review of the data and collaborating with the FDA to determine next steps and expect to provide further guidance in the second quarter of 2026. The success of our business, including our ability to finance our company and generate revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our lead product candidate. We cannot be certain that ARD-101 or any other current or future product candidates will receive regulatory approval or be successfully commercialized even if we receive regulatory approval.

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
•
our ability to complete and maintain investigational new drug applications (INDs) and IND-enabling studies and successfully submit INDs or comparable applications for our product candidates or any future product candidates;
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
•
successful development of, or arrangements made with third party manufacturers for, our commercial manufacturing processes of any of our product candidates or future product candidates that receive regulatory approval;
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

Prior to obtaining approval to commercialize any product candidate in the United States or abroad, we must demonstrate with sufficient evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA or comparable foreign regulatory authorities. Our approach is designed to target biological pathways associated with alleviating hunger, specifically by developing selective compounds targeting TAS2Rs, is unproven and may not result in marketable products. Although multiple studies have been conducted and are planned, to date, this mechanism has not been definitively proven to successfully treat hunger-associated conditions. Targeting TAS2Rs is a novel approach in a rapidly developing field, and there can be no assurance that we will not experience currently unknown problems or delays in developing our product candidates, that such problems or delays will not result in unanticipated costs, or that any such development problems can be solved. The FDA may also require us to conduct additional preclinical studies, clinical trials or other studies for our product candidates either prior to or after approval, or it may object to elements of our clinical development programs.

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

We may not be able to initiate or continue our planned clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible subjects to participate in these trials. For example, we are developing ARD-101 for the treatment of hyperphagia associated with PWS. PWS is a rare disease with a limited patient pool from which to draw. In February 2026, we voluntarily paused enrollment and dosing in the Phase 3 HERO trial and the OLE trial for ARD-101, and the POWER and STRENGTH clinical trials for ARD-201 based on reversible cardiac observations in a healthy volunteer study of ARD-101. We are conducting a comprehensive review of the data and collaborating with the FDA to determine next steps and expect to provide further guidance in the second quarter of 2026. There can be no assurance that we will be able to resume enrollment or dosing in these trials on a timely basis, or at all, which could further delay our clinical development timelines. Moreover, there is no guarantee that, if and when we resume any clinical trials, we may encounter further delays or difficulties in resuming enrollment and/or dosing, including due to our announcement of having voluntarily paused our clinical programs.

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
•
other factors outside of our control, such as the effects of global economic and geopolitical conditions, for example, the war in Iran and other instability in the Middle East and other regions of the world;
•
our ability to obtain and maintain patient informed consent;
•
the risk that subjects enrolled in clinical trials will drop out of the trials before completion; and
•
our ability to timely manufacture and supply clinical supplies for our product candidates.

Our Phase 3 HERO trial, evaluating the effect of ARD-101 on hyperphagia-related behavior in PWS, was limited to subjects 10 years of age and older after reaching alignment with the FDA in October 2025 on a protocol amendment to change the minimum age of eligibility to participate in the trial from 13 to 10 years of age or older. In December 2025, we submitted an additional protocol amendment seeking to further lower the minimum age of eligibility to participate in the trial to 7 years of age. If we restart HERO or another trial to evaluate ARD-101 in PWS patients, certain factors may preclude us from receiving regulatory approval to treat younger pediatric subjects, including potential disagreements regarding appropriate dose and dose escalation, product presentation for possibly lower doses, validity of patient-reported outcomes in younger, actively growing patients, and avoiding inappropriate hunger suppression in these growing individuals. We can neither predict if the FDA or comparable foreign regulatory authorities will approve the use of our product candidates or programs in younger pediatric subjects, nor provide an estimate for the timing of such approval, if any. Furthermore, if the FDA or comparable foreign regulatory authorities do not approve the use of our product candidates or programs in this population, such product candidates or programs will not be labeled for use in these subjects. Given that the median lifespan of PWS patients is currently 30 years, the size of our market opportunity in this indication will be more limited if ARD-101 is not ultimately approved in pediatric patients and does not result in a significant increase in patient lifespan. Following the voluntary pause of our clinical programs in February 2026, we are reviewing the HERO trial design and protocol in collaboration with the FDA and the previously agreed protocol elements may be revisited.

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

In February 2026, we voluntarily paused enrollment and dosing in the HERO trial following reversible cardiac observations identified in a healthy volunteer study of ARD-101. While these observations were not reported as serious adverse events, they may nevertheless lead to additional regulatory scrutiny or changes to our development program.

If our product candidates are associated with adverse events in clinical trials or have side effects or other characteristics that are serious or unexpected, we may need to abandon their development or limit development to more narrow uses in which the adverse events, side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. We may also be required to modify our trial plans based on findings in our ongoing clinical trials. The FDA may also require that we conduct additional studies regarding the safety and efficacy of our product candidates, which we have not planned or anticipated. Such findings could further result in regulatory authorities failing to provide marketing authorization for our product candidates or limiting the scope of the approved indication, if approved. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of such product candidates.

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

We will need to successfully complete pivotal clinical trials in order to obtain product approval from the FDA or comparable foreign regulatory authorities to market ARD-101 or any other current or future product candidate. Carrying out pivotal clinical trials is a complicated process. We initiated a Phase 3 HERO clinical trial in hyperphagia associated with PWS in December 2024. In February 2026, we voluntarily paused enrollment and dosing in the HERO trial based on reversible cardiac observations in a healthy volunteer study. We are conducting a comprehensive review of the data and collaborating with the FDA to determine next steps. If the FDA determines that additional nonclinical studies, dose modifications, enhanced monitoring or other protocol changes are required, our clinical development timelines could be significantly delayed. We no longer anticipate topline data from the HERO trial in the third quarter of 2026, and the timing of additional staffing and operational expansion may be delayed as we evaluate next steps following the voluntary pause of our clinical programs. We expect to provide further guidance in the second quarter of 2026. Additionally, because ARD-201 contains ARD-101 as a component, we have also voluntarily paused the POWER and STRENGTH clinical trials for ARD-201.

As an organization, we have not previously successfully conducted any later stage or pivotal clinical trials. In order to do so, we have expanded our clinical management and regulatory capabilities, including hiring clinical, regulatory and quality personnel, and we expect to potentially need to expand our clinical management and regulatory capabilities, but may be unable to recruit and train qualified personnel. We also expect to continue to rely on third parties to conduct our later stage or pivotal clinical trials. See the subsection titled “—Risks Related to Our Dependence on Third Parties—We have relied and expect to continue to rely on third parties to conduct our preclinical studies and clinical trials, as well as investigator-initiated trials. If those third parties do not perform as contractually required, fail to satisfy legal or regulatory requirements, miss expected deadlines or terminate the relationship, our development programs could be delayed, more costly or unsuccessful, and we may never be able to seek or obtain regulatory approval for or commercialize our product candidates.” Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to submission of an NDA and approval of ARD-101 or any other current or future product candidates. In addition, no product candidate can receive FDA approval unless clinical trials show both safety and efficacy for each target indication in accordance with FDA or foreign country standards. We plan to conduct a number of clinical trials for multiple product candidates in parallel over the next several years depending on the outcome of our ongoing evaluation of our voluntarily paused clinical programs. This may be a difficult process to manage with our limited resources and may divert the attention of management. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates, which could adversely affect our business, operating results, prospects or financial condition.

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

We have conducted and may plan to conduct certain clinical trials for our product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

Prior to the voluntary pause of our clinical programs, we were conducting, and potentially plan to conduct again, certain clinical trials of ARD-101 outside the United States, including, but not limited to, in the United Kingdom, South Korea, Canada and Australia. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical power, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, we would need to conduct additional trials, which could be costly and time-consuming.

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

The FDA’s and comparable foreign regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. The Loper decision also may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which could adversely affect our business, operating results, prospects or financial condition.

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

Research programs to identify new product candidates require substantial technical, financial and human resources. If we are unable to identify suitable compounds for preclinical and clinical development, we will not be able to obtain product revenue in future periods for such programs.

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

Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable trial protocol and legal, regulatory and scientific standards, and our reliance on the CROs, clinical trial sites, and other third parties does not relieve us of these responsibilities. For example, we will remain responsible for ensuring that each of our preclinical studies is conducted in accordance with GLPs, and clinical trials are conducted in accordance with GCPs. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections (including pre-approval inspections once an NDA or biologics license application is submitted to the FDA) of trial sponsors, clinical investigators, trial sites and certain third parties including CROs. In addition, our manufacturers are required to adhere to cGMPs, which include testing, control, and documentation requirements. If we, our CROs, clinical trial sites, manufacturers or other third parties fail to comply with applicable GCP, cGMPs or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP or cGMP regulations. Failure to comply with these regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, withdrawal of approvals previously obtained and criminal prosecution. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements would limit our ability to operate and could increase our costs which may have a material adverse effect on our business. Moreover, our business may be significantly impacted if our CROs, clinical investigators or other third parties violate federal or state healthcare fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We, or our manufacturing partners, may not be able to demonstrate sufficient comparability between products manufactured at different facilities to allow for inclusion of the clinical results from participants treated with products from these different facilities, in our product registrations. Further, our third-party manufacturers may not be able to manufacture our product candidates or otherwise fulfill their obligations to us because of interruptions to their business, including the loss of their key staff or interruptions to their raw material supply.

We rely on third-party manufacturers to develop, validate, and operate the manufacturing processes for our products. Process validation can be complex and may be affected by factors outside of our direct control, including equipment performance, process variability, and challenges in scaling production. If our third-party manufacturers are unable to successfully develop or validate manufacturing processes, or to maintain validated processes, we may experience delays in production, increased costs, or disruptions in supply. Process validation may take longer than anticipated, may reveal deficiencies requiring remediation, or may ultimately not be achievable with our current third-party manufacturers, any of which could materially delay or prevent the commercial launch of our future product candidates. In addition, failure to meet applicable regulatory requirements could result in regulatory actions.

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

Currently, some of our suppliers may source raw materials and other supplies outside of the United States. As a result, we may be subject to risks associated with doing business abroad, including:

•
political unrest, war, outbreaks of hostility, terrorism, labor disputes, and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;
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

Further, we may not be aware of all third-party intellectual property rights potentially relating to our research programs and product candidates, or their intended uses, and as a result the potential impact of such third-party intellectual property rights upon the patentability of our own patents and patent applications, as well as the potential impact of such third-party intellectual property upon our freedom to operate, is highly uncertain. While we are not aware of any third-party patents or patent filings that would block commercialization of our product candidates, we have not conducted a freedom-to-operate search or analysis for any of our current product candidates, and we may not be aware of patents or pending or future patent applications that, if issued, would block us from commercializing our product candidates. Thus, we cannot guarantee that our current product candidates, or our commercialization thereof, do not and will not infringe any third party’s intellectual property. Because patent applications are maintained as confidential for a certain period of time (for example, patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases, not at all), until the relevant application is published, we may be unaware of third-party patents that may be infringed by commercialization of any of our product candidates, and we cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. There is also no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our products that may be approved in the future, or impair our competitive position. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. We have pending U.S. and foreign patent applications in our portfolio; however, we cannot predict:

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

If a defendant were to prevail on a legal assertion of invalidity or unenforceability of our or our licensors’ patents covering one or more of our product candidates, we could lose a part, and perhaps all, of the patent protection covering such candidate. Competing products may also be sold in other countries in which our patent coverage might not exist or be as strong. If we lose a foreign patent lawsuit, alleging our infringement of a competitor’s patents, we could be prevented from marketing our products in one or more foreign countries. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition.

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

Moreover, any name we propose or have proposed to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA or a comparable foreign regulatory authority objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and its implementing regulations, mandates, and, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of protected health information (PHI), including individually identifiable health information, as defined under HIPAA, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as independent contractors or agents of covered entities, which include certain health care providers, health plans and healthcare clearinghouses, that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain state laws govern the privacy and security of health information and other personal data in certain circumstances, some of which are more stringent or otherwise different than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and criminal penalties;
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

The current Trump administration is pursuing policies to reduce regulations and expenditures across the government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals may, for example, include directives: (1) reducing agency workforce and cutting programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMNI, to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved. Furthermore, on July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act was signed into law, which reduced funding to federal healthcare programs and imposed additional requirements to be eligible for healthcare, which may result in decreased access to healthcare, particularly in Medicaid programs.

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

As of December 31, 2025, we have remediated the previously identified material weakness in our internal control over financial reporting. See Part II, Item 9A, “Item 9A. Controls and Procedures”, of our Annual Report on Form 10-K for the year ended December 31, 2025 for additional detail. However, our internal control over financial reporting may not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we identify additional material weaknesses or deficiencies in internal controls in the future and we are unable to correct them in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC, will be adversely affected. Any such failure could negatively affect the market price and trading liquidity of our common stock, lead to delisting, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

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
•
difficulties with the retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
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

As of April 30, 2026, we had 40 employees and 35 full-time or part-time consultants. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, product development and manufacturing, regulatory affairs, quality assurance and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

Our operations are concentrated in one location, and we or the third parties upon whom we depend may be adversely affected by a wildfire, earthquake or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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
•
natural disasters, political and economic instability, including wars, terrorism and political unrest, including the outbreak of hostilities in Ukraine and Iran and other parts of the Middle East and potential destabilization in Venezuela, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
•
failure to comply with the FCPA, including its books and records provisions and its anti-bribery provisions, by failing to maintain accurate information and control over sales activities and distributors’ activities.

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

Risks Related to Artificial Intelligence

We may use certain artificial intelligence (AI) technologies, which present risks and challenges that could adversely impact our business. As with many innovations, ineffective or inadequate AI development or deployment practices could result in unintended consequences. For example, AI algorithms we use in connection with our operations may be flawed or based on datasets that are biased or insufficient, potentially leading to errors in our business processes. Disruption or failure in AI functionality could adversely affect our business, cause delays or inaccuracies in our offerings, or harm our reputation. Conversely, if we are unable to adopt and deploy AI effectively as quickly as our competitors, it may cause us to be relatively less productive or innovative, adversely impacting our competitiveness and requiring additional investments that increase our costs. AI technologies may increase cybersecurity, privacy and data protection risks, including the risk that employees, contractors or vendors inadvertently input, expose, or enable access to confidential, proprietary, or regulated information through AI tools or related integrations. In addition, AI systems may be vulnerable to novel attacks (such as prompt injection or data poisoning) and, if we deploy AI-enabled automation or systems that can take actions based on AI outputs, those systems could execute unintended, unauthorized, or harmful actions due to inaccurate, manipulated, or improperly reviewed outputs. Laws and regulations regarding AI technologies are rapidly evolving as well, including in the areas of intellectual property, cybersecurity, privacy and data protection. Compliance with new or changing laws, regulations, or industry standards relating to AI may impose significant operational and financial burdens and may limit our ability to develop, deploy, or use AI technologies in our business.

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

With respect to ARD-101, Soleno Therapeutics’ (Soleno) VYKAT XR is the only approved treatment for PWS-associated hyperphagia. On April 6, 2026, Soleno announced that it entered into a definitive agreement for Neurocrine Biosciences, Inc. to acquire Soleno for $53.00 per share in cash, and we believe this acquisition of Soleno, if completed, may have the potential to accelerate the commercialization of VKKAT XR as Soleno will become part of a larger organization with increased access to capital and broader commercialization capabilities. We are also aware of therapeutic candidates in development programs with reported hyperphagia reducing activity in patients with PWS, including those from Rhythm Pharmaceuticals, Relmada Therapeutics and Bright Minds Biosciences Inc.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries have and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our product candidates may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures within the United States, could further limit our net revenue and results. The IRA, for example, includes provisions that impose new manufacturer financial liability on certain drugs under Medicare Part D, allowing the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition. Orphan drugs are exempted from the Medicare drug price negotiation program, but as described in CMS guidance, this exemption will apply only to products that have no more than one rare disease designation and for which the only approved indication is for that disease or condition. Decreases in third-party reimbursement for our drug product candidate or a decision by a third-party payor to not cover our drug product candidate could reduce physician usage of the drug product candidate and have a material adverse effect on our sales, results of operations and financial condition.

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

Our common stock has traded on the Nasdaq Global Select Market under the symbol "AARD" since February 13, 2025. We can provide no assurance that a more active or liquid trading market for our common stock will develop or be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.

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
•
general economic, political and market conditions, acts of war or terrorism, such as the conflicts involving Ukraine and Russia, or Israel and its surrounding regions, and other factors; and
•
the occurrence of any of the risks described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Since our IPO, we have experienced volatility in our stock price. For example, from February 13, 2025 (the date our common stock commenced trading on the Nasdaq Global Select Market) to April 30, 2026, our closing stock price ranged from $3.51 to $17.41 per share. In particular, following our announcement in February 2026 that we have voluntarily paused enrollment and dosing in the Phase 3 HERO trial and the OLE trial for ARD-101, and the POWER and STRENGTH clinical trials for ARD-201 based on reversible cardiac observations in a healthy volunteer study of ARD-101, the trading price of our common stock declined significantly, closing at $12.49 per share prior to the announcement on February 27, 2026 and then closing at $5.47 per share on March 2, 2026, the next trading day thereafter. When the market price of a stock has been volatile, as our stock price has been, holders of that stock have occasionally brought securities class action litigation claims against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit were without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

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

As of April 30, 2026, our executive officers, directors and holders of 5% or more of our capital stock beneficially owned approximately 52.3% of the outstanding shares of our common stock. As a result, such stockholders, acting together, have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, amendments of our organizational documents, the election and removal of directors and approval of any major corporate transactions, as well as our management and business affairs. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay, defer or prevent a change of control of our company, impede a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquirer from making a tender offer or otherwise attempt to obtain control of our business, even if such a transaction would benefit our other stockholders. This could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We may be the target of securities litigation in the future, including based on volatility in the market price of our stock. The stock market in general, and Nasdaq and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. The market price of our common stock is volatile. For example, following our announcement in February 2026 that we have voluntarily paused enrollment and dosing in the Phase 3 HERO trial and the OLE trial for ARD-101, and the POWER and STRENGTH clinical trials for ARD-201 based on reversible cardiac observations in a healthy volunteer study of ARD-101, the trading price of our common stock declined significantly, closing at $12.49 per share prior to the announcement on February 27, 2026 and then closing at $5.47 per share on March 2, 2026, the next trading day thereafter. In the past, companies that have experienced volatility and/or declines in the market price of their stock have been subject to securities class action litigation. Securities litigation (including the cost to defend against, and any potential adverse outcome resulting from any such proceeding) can be expensive, time-consuming, damage our reputation and divert our management’s and board of directors’ attention from other business concerns, which could adversely affect our business, operating results, prospects or financial condition.

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

On March 23, 2026, we filed a shelf Registration Statement on Form S-3 (File No. 333-294537) that became effective on April 3, 2026, which allows us to undertake various equity and debt offerings up to $400.0 million. In addition, on March 23, 2026, we entered into an Equity Distribution Agreement with the Agent, pursuant to which we may offer and sell from time to time through the Agent up to $150.0 million in shares of our common stock. As of March 31, 2026, we have not sold any shares of common stock under the ATM Facility.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity or equity-linked securities.

The 747,870 shares of our common stock that are subject to outstanding options under the 2017 Equity Incentive Plan (2017 Plan) as of March 31, 2026 became eligible for sale in the public market after our IPO, to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of our common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of 5,710,444 shares of our outstanding common stock, or approximately 26.2% of our total outstanding common stock as of April 30, 2026, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could adversely affect the trading price of our common stock.

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

Our business is susceptible to general conditions in the global economy and in the global financial markets. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital and credit markets. A severe or prolonged economic downturn, including a recession or depression resulting from the political disruption, could result in a variety of risks to our business, including weakened demand for our current or future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential drugs, if approved. The ongoing conflict between Russia and Ukraine and sanctions against Russia are causing disruptions to global economic conditions. The ongoing conflicts in the Middle East, including the war in Iran and its surrounding regions, and instability in Venezuela are also causing disruptions to global economic conditions. Further, in recent years the global equity markets in general have experienced extreme price and volume fluctuations, including as a result of economic uncertainty and increased interest rates, inflation, the government closure of Silicon Valley Bank and Signature Bank, and liquidity concerns at other financial institutions that may be unrelated to our operating performance. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and prospects, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

On February 12, 2025, our registration statement on Form S-1 (File No. 333-284440) for our IPO was declared effective by the SEC. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on February 13, 2025. As of March 31, 2026, we estimate that we have used approximately $65.3 million of the proceeds from our IPO for general corporate purposes, including to fund the clinical development of ARD-101 and our other clinical and preclinical activities, as well as operating expenses. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities, or to any of our affiliates

(c) Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the quarter ended March 31, 2026, none of our officers or directors adopted or terminated any such trading arrangements.

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

10.1+

Letter Agreement, dated February 9, 2026, between the Company and Bryan Jones, Ph.D. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-42513), filed on February 12, 2026).

10.2

Equity Distribution Agreement, dated as of March 23, 2026, by and between Aardvark Therapeutics, Inc. and Piper Sandler & Co. (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3 (File No. 333-294537) filed by the Company on March 23, 2026).

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

AARDVARK THERAPEUTICS, INC.

Date: May 7, 2026	By:	/s/ Tien-Li Lee, M.D.
Tien-Li Lee, M.D.
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Nelson Sun
Nelson Sun
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)