Form 10-Q
period 2026-06-30
Aardvark Therapeutics, Inc.
filed 2026-08-11
CIK 1774857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of Registrant’s common stock outstanding as of July 31, 2026 was 21,884,846.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AARDVARK THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$73,849	$47,051
Short-term investments	21	62,976
Prepaid expenses and other current assets	6,791	1,859
Total current assets	80,661	111,886
Operating lease right-of-use asset	626	355
Other assets	173	4,940
Total assets	$81,460	$117,181
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,086	$2,072
Accrued liabilities	3,900	8,035
Operating lease liability, current portion	401	441
Total current liabilities	6,387	10,548
Operating lease liability, net of current portion	276	—
Total liabilities	6,663	10,548
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.00001 par value; 10,000,000 shares authorized at June 30, 2026 and December 31, 2025; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value; 490,000,000 shares authorized at June 30, 2026 and December 31, 2025; 21,884,158 and 21,815,353 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	226,690	222,470
Accumulated other comprehensive income	—	81
Accumulated deficit	(151,893)	(115,918)
Total stockholders’ equity	74,797	106,633
Total liabilities and stockholders’ equity	$81,460	$117,181

See accompanying notes to unaudited condensed consolidated financial statements.

AARDVARK THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$10,455	$13,145	$27,022	$20,900
General and administrative	4,629	2,703	10,526	5,418
Total operating expenses	15,084	15,848	37,548	26,318
Loss from operations	(15,084)	(15,848)	(37,548)	(26,318)
Other income (expense), net:
Unrealized gain (loss) on short-term investments	2	(7)	(11)	(22)
Interest and dividend income	695	1,488	1,584	2,663
Total other income, net	697	1,481	1,573	2,641
Net loss	$(14,387)	$(14,367)	$(35,975)	$(23,677)
Net loss per share of common stock, basic and diluted (Note 3)	$(0.66)	$(0.66)	$(1.65)	$(1.36)
Weighted-average shares used in net loss per share calculation (Note 3)	21,846,251	21,690,275	21,831,206	17,465,965

Comprehensive loss:
Net loss	$(14,387)	$(14,367)	$(35,975)	$(23,677)
Unrealized loss on short-term investments	(14)	(47)	(81)	(3)
Comprehensive loss	$(14,401)	$(14,414)	$(36,056)	$(23,680)

See accompanying notes to unaudited condensed consolidated financial statements.

AARDVARK THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock
	Outstanding Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2026	21,816,385	$—	$224,478	$14	$(137,506)	$86,986
Exercise of common stock options	688	—	3	—	—	3
Issuance of common stock under employee stock purchase plan	67,085	—	259	—	—	259
Stock-based compensation expense	—	—	1,950	—	—	1,950
Unrealized loss on short-term investments	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(14,387)	(14,387)
Balance, June 30, 2026	21,884,158	$—	$226,690	$—	$(151,893)	$74,797

Balance, December 31, 2025	21,815,353	$—	$222,470	$81	$(115,918)	$106,633
Exercise of common stock options	1,720	—	7	—	—	7
Issuance of common stock under employee stock purchase plan	67,085	—	259	—	—	259
Stock-based compensation expense	—	—	3,954	—	—	3,954
Unrealized loss on short-term investments	—	—	—	(81)	—	(81)
Net loss	—	—	—	—	(35,975)	(35,975)
Balance, June 30, 2026	21,884,158	$—	$226,690	$—	$(151,893)	$74,797

See accompanying notes to unaudited condensed consolidated financial statements.

AARDVARK THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Outstanding Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, March 31, 2025	—	$—	21,688,172	$—	$218,282	$44	$(67,637)	$150,689
Exercise of common stock options	—	—	973	—	4	—	—	4
Vesting of restricted common stock	—	—	3,871	—	12	—	—	12
Stock-based compensation expense	—	—	—	—	634	—	—	634
Unrealized loss on short-term investments	—	—	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	—	—	(14,367)	(14,367)
Balance, June 30, 2025	—	$—	21,693,016	$—	$218,932	$(3)	$(82,004)	$136,925

Balance, December 31, 2024	96,941,453	$126,756	4,066,969	$—	$3,684	$—	$(58,327)	$(54,643)
Issuance of common stock in initial public offering, net of discounts and issuance costs of $10.4 million	—	—	6,120,661	—	87,495	—	—	87,495
Conversion of convertible preferred stock into common stock upon initial public offering	(96,941,453)	(126,756)	11,439,838	—	126,756	—	—	126,756
Exercise of common stock options	—	—	58,058	—	105	—	—	105
Vesting of restricted common stock	—	—	7,490	—	25	—	—	25
Stock-based compensation expense	—	—	—	—	867	—	—	867
Unrealized loss on short-term investments	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(23,677)	(23,677)
Balance, June 30, 2025	—	$—	21,693,016	$—	$218,932	$(3)	$(82,004)	$136,925

See accompanying notes to unaudited condensed consolidated financial statements.

AARDVARK THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(35,975)	$(23,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,954	867
Non-cash lease expense	175	213
Unrealized loss on short-term investments	11	22
Amortization of discount on short-term investments	(137)	(701)
Depreciation expense	22	16
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(187)	(4,278)
Accounts payable	14	3,223
Accrued liabilities	(4,135)	3,217
Operating lease liability	(210)	(134)
Net cash used in operating activities	(36,468)	(21,232)
Investing activities:
Purchases of short-term investments	—	(124,651)
Maturities/sales of short-term investments	63,000	21,527
Purchases of property and equipment	—	(91)
Net cash provided by (used in) investing activities	63,000	(103,215)
Financing activities:
Proceeds from sale and issuance of common stock in initial public offering, net of underwriting discounts	—	91,075
Financing costs paid in connection with initial public offering	—	(2,387)
Proceeds from issuance of common stock under employee stock purchase plan	259	—
Proceeds from exercises of common stock options	7	116
Net cash provided by financing activities	266	88,804
Net increase (decrease) in cash and cash equivalents	26,798	(35,643)
Cash and cash equivalents at beginning of period	47,051	61,641
Cash and cash equivalents at end of period	$73,849	$25,998
Supplemental schedule of non-cash financing activity:
Operating right-of-use assets in exchange for operating lease liability	$446	$—
Conversion of convertible preferred stock into common stock upon initial public offering	$—	$126,756

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

Liquidity

As of June 30, 2026, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, discovering ARD-101, establishing and maintaining its intellectual property portfolio, conducting research, preclinical studies and clinical trials, manufacturing ARD-101 and related raw materials, and providing general and administrative support for these operations. The Company does not have any products approved for sale and has not generated any revenue to date. In addition, the Company has a limited operating history, has incurred significant net losses and negative cash flows from operations since its inception and expects that its operating losses and negative cash flows from operations will continue for the foreseeable future. As of June 30, 2026, the Company had an accumulated deficit of $151.9 million.

The Company believes its cash, cash equivalents and short-term investments of $73.9 million as of June 30, 2026 will be sufficient for the Company to continue as a going concern for at least one year following the date that the unaudited condensed consolidated financial statements are available to be issued.

The Company will be required to raise additional capital and plans to finance its cash needs through public or private equity or debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements, as well as equity financings through the at-the-market equity offering sales agreement the Company entered into with Piper Sandler & Co. in March 2026 for the sale of up to $150.0 million of the Company’s common stock. However, there can be no assurance that the Company will be able to obtain additional funding on acceptable terms, or at all. If the Company is not able to secure adequate additional funding, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or delay or reduce the scope of its planned development programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

Unaudited Condensed Consolidated Interim Financial Information

The accompanying condensed consolidated interim financial statements and notes for the three and six months ended June 30, 2026 and 2025 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for the interim period presented. The consolidated results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period.

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

Short-Term Investments

Short-term investments consist of investments in corporate equity securities with readily determinable fair values and short-term debt obligations of the U.S. Treasury with original maturities in excess of three months. The investments in corporate equity securities with readily determinable fair values are reported at fair value with changes in fair value recorded in the unaudited condensed consolidated statements of operations and comprehensive loss. During the three months ended June 30, 2026, unrealized gains of $2,000 were reported in other income (expense), net in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. During the six months ended June 30, 2026 and the three and six months ended June 30, 2025, unrealized losses of $11,000, $7,000 and $22,000, respectively, were reported in other income (expense), net in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses consist primarily of external and internal costs incurred in performing preclinical and clinical development activities. External costs include fees paid to contract research organizations (CROs) and consultants in connection with product development activities, including regulatory activities, costs related to manufacturing materials for preclinical studies and clinical trials and license fees. Internal costs include personnel-related costs such as salaries and related expenses for employees involved in research and development efforts, facilities-related costs, depreciation, and other allocated expenses. Non-refundable advance payments for goods and services for future research and development activities are deferred and included in other assets in the accompanying unaudited condensed consolidated balance sheets and are expensed as the goods are delivered or the related services are performed.

The Company estimates its expenses resulting from its obligations under contracts with vendors, consultants, and CROs in connection with the progress of research and development services performed. The financial terms of these contracts vary from contract to contract and may result in payment flows that do not match the periods over which the services are provided or goods delivered under such contracts. The Company reflects research and development expenses in its unaudited condensed consolidated financial statements by matching those expenses with the period in which services are provided. The Company accounts for these expenses according to the progress of the preclinical or clinical study as measured by the timing of various aspects of the study or the progress of related activities. During the course of a study, the Company reassesses its estimate of performance prospectively based on actual results or any modification to the agreements. Historically, there have been no material differences between the Company’s estimates and the amounts actually incurred.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on certain investments. For all periods presented, comprehensive loss includes unrealized gains and losses on short-term investments.

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

3.
Net Loss Per Share

Basic net loss per share of common stock attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. The Company excluded 5,763 and 7,182 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of shares of common stock outstanding for the three and six months ended June 30, 2025, respectively. No shares were excluded from the weighted-average number of shares of common stock outstanding for the three and six months ended June 30, 2026.

Basic and diluted net loss attributable to common holders per share is presented in conformity with the two-class method required for participating securities as the convertible preferred stock was considered participating securities because it participated in dividends with the common stock. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of all series of convertible preferred stock and the holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods. Accordingly, for the three and six months ended June 30, 2026 and 2025, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.

The Company excluded the following potential shares of its common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	June 30,
	2026	2025
Options to purchase common stock	3,530,367	2,982,640
Common stock subject to repurchase rights	—	3,877
Employee Stock Purchase Plan shares	3,755	4,663
Total	3,534,122	2,991,180

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

As of June 30, 2026 and December 31, 2025, assets measured at fair value on a recurring basis were as follows (in thousands):

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents
Money market mutual funds	$62,034	$62,034	$—	$—
Total cash equivalents	$62,034	$62,034	$—	$—
Short-term investments
Scilex Holding Company common stock	$21	$21	$—	$—
Sorrento Therapeutics, Inc. common stock	—	—	—	—
Total short-term investments	$21	$21	$—	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents
Money market mutual funds	$29,379	$29,379	$—	$—
U.S. Treasury obligations	4,999	—	4,999	—
Total cash equivalents	$34,378	$29,379	$4,999	$—
Short-term investments
Scilex Holding Company common stock	$30	$30	$—	$—
Sorrento Therapeutics, Inc. common stock	2	2	—	—
U.S. Treasury obligations	62,944	—	62,944	—
Total short-term investments	$62,976	$32	$62,944	$—

There were no transfers in or out of Level 3 during the three and six months ended June 30, 2026 and 2025.

The Company determines the fair value of its money market mutual funds and treasury bonds based upon quoted prices in active markets for identical and similar assets as applicable. At June 30, 2026 and December 31, 2025, the Company did not hold any investments, within cash equivalents, that were in a material unrealized gain or loss position.

5.
Short-Term Investments

The following table summarizes the available-for-sale debt investment securities held at December 31, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury obligations	$62,863	$81	$—	$62,944
Total	$62,863	$81	$—	$62,944

There were no available-for-sale debt investment securities held at June 30, 2026.

6.
Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid assets and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid research and development costs	$5,610	$756
Other	1,181	1,103
Total prepaid expenses and other current assets	$6,791	$1,859

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Research and development costs	$1,204	$4,700
Compensation-related expenses	2,159	2,913
Other	537	422
Total accrued liabilities	$3,900	$8,035

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

ATM Facility

In March 2026, the Company entered into an Equity Distribution Agreement with Piper Sandler & Co. (the “Agent”), pursuant to which the Company may, from time to time, offer and sell through the Agent shares (the “Shares”) of its common stock (the “ATM Facility”). The issuance and sale of the Shares, if any, will be made pursuant to the Company’s shelf registration statement on Form S-3 (Registration Statement No. 333-294537), filed with the Securities and Exchange Commission on March 23, 2026, including the equity distribution agreement prospectus (the “Equity Distribution Agreement Prospectus”) contained therein. Pursuant to the Equity Distribution Agreement Prospectus, the Company may offer and sell Shares having an aggregate offering price of up to $150.0 million. The Equity Distribution Agreement provides that the Company will pay the Agent a commission at a rate of 3.0% of the gross sales price per Share sold under the Equity Distribution Agreement. The Company has no obligation to sell any Shares under the Equity Distribution Agreement. As of June 30, 2026, no shares of common stock have been sold under the ATM Facility.

Equity Incentive Plans

In December 2024, the Company’s board of directors adopted the 2025 Equity Incentive Plan (the “2025 Plan”), and the Company’s stockholders approved the 2025 Plan in February 2025. The 2025 Plan, pursuant to which 2,150,000 shares were initially reserved for issuance, became effective on February 11, 2025. Upon the effectiveness of the 2025 Plan, no further grants will be made under the 2017 Stock Plan (as amended, the “2017 Plan”). In May 2025, the Company adopted the 2025 Inducement Equity Incentive Plan (the "2025 Inducement Plan", and collectively with the 2025 Plan and the 2017 Plan, referred to as the "Plans") pursuant to which an additional 900,000 shares of common stock were reserved to be used exclusively for the grant of equity awards as a material inducement for individuals to commence employment with the Company in compliance with Nasdaq Listing Rule 5635(c)(4).

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

In June 2026, the Company's board of directors approved a proposal to reprice certain eligible outstanding stock options, and the Company is seeking the approval from its stockholders at the Company's 2026 Annual Meeting of Stockholders, which is scheduled for August 14, 2026. If the Company's stockholders do not approve the proposal or the proposal is not ultimately implemented, then the outstanding stock options will remain outstanding at their original exercise price.

Stock-Based Compensation Expense

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expense	$690	$333	$1,482	$493
General and administrative expense	1,260	301	2,472	374
Total stock-based compensation expense	$1,950	$634	$3,954	$867

As of June 30, 2026, the unrecognized compensation cost related to outstanding time-based options was $21.1 million and is expected to be recognized over a weighted-average period of 3.0 years.

Employee Stock Purchase Plan

In January 2025, the Company’s board of directors adopted the 2025 Employee Stock Purchase Plan (the "ESPP"), which became effective on February 11, 2025. The ESPP permits participants to purchase common stock through payroll deductions of up to 100% of their eligible compensation. Initially, a total of 215,000 shares of common stock was reserved for issuance under the ESPP. The first offering period under the ESPP commenced in April 2025. Stock compensation expense for all periods presented related to the ESPP was immaterial. As of June 30, 2026, the unrecognized compensation cost related to current offering periods under the ESPP was $0.6 million and is expected to be recognized over a weighted-average period of 1.1 years.

8.
Commitments and Contingencies

Acquisition-Related Liabilities

The Company has previously acquired the rights to certain intellectual property in exchange for upfront cash payments and the sellers’ right to receive additional consideration upon the achievement of specified regulatory and commercial milestones associated with products developed by the Company utilizing the acquired in-process research and development. At June 30, 2026, potential future regulatory and commercial milestone payments under these agreements totaled an aggregate of approximately $180.5 million.

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2026, the Company’s management is not aware of any legal proceedings or matters that could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. At June 30, 2026, no claims exist under indemnification arrangements and accordingly, no amounts have been accrued in its unaudited condensed consolidated financial statements as of June 30, 2026.

9.
Related Party Transactions

The Company’s Chief Executive Officer is a member of the board of directors of Aardwolf Therapeutics, Inc. (Note 10).

10.
Aardwolf Spinoff

In May 2022, through a series of transactions, the Company spun off certain assets of the Company (the "Spinoff") to Aardwolf Therapeutics, Inc. (“Aardwolf”). In accordance with authoritative guidance, the Company has determined that it holds a variable interest in Aardwolf and Aardwolf meets the definition of a variable interest entity (“VIE”) as Aardwolf does not have the ability to finance its activities without additional subordinated financial support and its equity investors will not absorb their proportionate share of expected losses. However, as the Company does not have both (i) the power to direct the economically significant activities of Aardwolf and (ii) the obligation to absorb losses of, or the right to receive benefits from, Aardwolf, the Company is not considered the primary beneficiary of Aardwolf and has not consolidated the financial position or results of operations of Aardwolf in the accompanying unaudited condensed consolidated financial statements, although Aardwolf is considered a related party of the Company. The Company will continuously perform this assessment, as changes to existing relationships or future transactions may result in the consolidation or deconsolidation of a VIE. At June 30, 2026 and December 31, 2025, the maximum exposure to loss was zero.

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

Segment net loss, including significant segment expenses regularly provided to the CODM, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expenses:
Research expenses	$6,895	$10,163	$19,525	$15,681
Personnel-related (including stock-based compensation expense)	3,376	2,704	7,083	4,739
Facilities-related and other allocated costs	184	278	414	480
Total Research and development expenses	10,455	13,145	27,022	20,900
General and administrative expenses	4,629	2,703	10,526	5,418
Interest and dividend income	(695)	(1,488)	(1,584)	(2,663)
Unrealized (gains) losses on short-term investments	(2)	7	11	22
Net loss	$14,387	$14,367	$35,975	$23,677

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (Quarterly Report). This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions, forecasts and projections. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under Part II, Item 1A, “Risk Factors”, of this Quarterly Report and elsewhere in this Quarterly Report. You should carefully read Part II, Item 1A, “Risk Factors”, of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements” below.

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements about us and our industry within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned preclinical studies and clinical trials, results of preclinical studies and clinical trials, research and development plans and costs, plans for manufacturing, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “might,” “should,” “would,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “outlook,” “projects,” “forecast,” “contemplates,” “believes,” “estimates," “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

•
the initiation, timing, progress, status and results of our preclinical studies, clinical trials and research and development programs for our product candidates, the timing and outcome of our regulatory interactions, our evaluation of potential future development plans and our anticipated timing for providing updates regarding our preclinical studies and clinical trials;
•
our ability to demonstrate, and the timing of, preclinical proof-of-concept in vivo for our product candidates;
•
our ability to address the clinical hold applicable to ARD-101, engage with regulatory authorities regarding potential future clinical development, commence future clinical trials if appropriate and successfully develop our product candidates;
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
•
our ability to efficiently and cost-effectively conduct our clinical trials;
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

We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations or growth prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Part II, Item 1A,“Risk Factors”, of this Quarterly Report, this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this Quarterly Report and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission (SEC) after the date of this Quarterly Report.

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

TAS2Rs are a family of 26 different nutrient-sensing G protein-coupled receptors (GPCRs) that are broadly expressed among vertebrates. TAS2Rs are present in the oral cavity to convey bitter taste and are highly expressed in many other tissues throughout the body where they are key in regulating metabolic and inflammatory pathways. CCK has long been recognized as a promising pharmaceutical target because its release is triggered with food and it helps suppress hunger, which is the feeling of discomfort that comes from a perception of not having eaten recently. We believe suppression of hunger could be complementary to the suppression of appetite reported by patients on GLP-1 receptor targeted treatments, which reduce the desirability of food. Previous approaches to directly agonize CCK receptors through exogenous molecules have been limited by safety concerns driven by systemic exposure, resulting in on-target activity in undesired tissues and have been associated with pancreatic safety concerns, including pancreatitis. Our wholly-owned lead product candidate, ARD-101, is an oral, largely gut-restricted small-molecule agonist of certain TAS2Rs expressed on luminally accessible enteroendocrine cells lining the gut. ARD-101, in contrast to previous approaches to directly agonize CCK receptors, elicits the endogenous release of CCK by leveraging the body’s natural response to TAS2R agonism. To our knowledge, besides our product candidates, there are no approved therapies and no other clinical-stage candidates that directly target TAS2Rs.

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

On February 27, 2026, we voluntarily paused enrollment and dosing in the HERO and OLE trials for ARD-101, and the POWER and STRENGTH clinical trials for ARD-201, following reversible cardiac observations in a healthy volunteer study. Subsequently, the FDA placed the ARD-101 program on clinical hold in May 2026 and provided us with guidance for required human safety studies to resume clinical exploration of ARD-101 in PWS. We are continuing to evaluate available program-wide safety and efficacy data and executing on the FDA’s required safety studies to lift the clinical hold. In June 2026, we terminated the HERO and OLE clinical trials. We do not currently intend to resume these clinical trials as previously designed and are evaluating whether and how to pursue further clinical development of ARD-101 in PWS, including a potentially redesigned trial. The results of our ongoing evaluation and regulatory interactions will inform our assessment of potential future development plans for ARD-101. As a result, aspects of the trial design, development timeline and future clinical plans may change. We are assessing the unblinded clinical data accumulated to date across both the HERO trial and the OLE trial to assess the totality of available efficacy and safety data and to support an informed determination of next steps for the ARD-101 program. Our ability to advance the program is contingent upon several factors, including, without limitation: (i) the FDA’s removal of the clinical hold currently in place on ARD-101; (ii) our reaching alignment with the FDA on the design and protocol for a new clinical trial; (iii) our completion of additional analyses of the unblinded HERO trial data and other program data, and such data supporting the efficacy and safety profile necessary to justify continued development of ARD-101 in PWS; and (iv) our ability to raise sufficient capital to fund such a program. There can be no assurance that these conditions will be satisfied on the timeline we anticipate, or at all.

Our second TAS2R program, ARD-201, was planned to be a fixed-dose combination of ARD-101 and a dipeptidyl peptidase-4 (DPP-4) inhibitor for the treatment of obesity and obesity-related conditions, including the prevention of weight regain following treatment with GLP-1 receptor agonists, which we believe may address an important unmet need in the long-term management of obesity. We previously initiated a Phase 2 clinical trial, which we referred to as the POWER (Prevention Of WEight Regain) trial, in December 2025, to explore the efficacy of ARD-201 in the prevention of weight regain among patients who have successfully lost over 15% of body weight on GLP-1RA therapy. In addition, we previously planned to initiate a second Phase 2 trial for ARD-201 in the first half of 2026, which we referred to as the STRENGTH (Sitagliptin and TAS2R for weight Reduction with Exercise, Nutrition, and GLP-1RA Trial and Hunger assessment) trial. Because ARD-201 contains ARD-101 as a component of the planned combination therapy, the timing of further development of ARD-201 depends on the resolution of the clinical hold applicable to ARD-101 and future regulatory discussions regarding that program. We intend to provide updates regarding the ARD-101 program as appropriate.

In preparation for these trials, we expanded our clinical management and regulatory capabilities, including hiring clinical, regulatory, chemistry, manufacturing and controls (CMC) and quality personnel, and expect to rely on third parties to conduct our later stage or pivotal clinical trials in the future. Following the clinical hold, we implemented a workforce reduction to align our organization and cost structure with our current operating priorities while maintaining the capabilities necessary to support our ongoing activities and potential future development plans for ARD-101.

Beyond our lead product candidate, ARD-101, we are also developing other programs for the potential treatment of indications with high unmet need, including other indications mediated by TAS2R signaling.

Since we commenced operations in 2017, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, discovering ARD-101, establishing and maintaining our intellectual property portfolio, conducting research, preclinical studies, and clinical trials, manufacturing ARD-101 and related raw materials, and providing general and administrative support for these operations.

We have incurred significant net losses and negative cash flows from operations since our inception and, as of June 30, 2026, we had an accumulated deficit of $151.9 million. Our net losses for the six months ended June 30, 2026 and 2025 were $36.0 million and $23.7 million, respectively. We expect our net losses to continue for the foreseeable future as we:

•
continue activities supporting our regulatory strategy for ARD-101 and evaluate potential future development plans;
•
seek to discover and develop additional product candidates;
•
conduct our planned clinical trials and preclinical studies;
•
continue our research and development activities;
•
utilize third parties to manufacture ARD-101 and our other product candidates and related raw materials;
•
maintain and selectively expand personnel and capabilities as appropriate to support our revised operating priorities and future development activities;

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

From inception and up to the date of our initial public offering (IPO) in February 2025, we had raised a total of $129.1 million in gross proceeds to fund our operations from the sale and issuance of shares of our convertible preferred stock. In February 2025, we completed our IPO with the sale of 6,120,661 shares of common stock, which included the partial exercise by the underwriters of their option to purchase 232,661 additional shares, at an IPO price of $16.00 per share and received net proceeds of approximately $87.5 million. As of June 30, 2026, we had cash, cash equivalents and short-term investments of $73.9 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations into late 2027. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In February 2026, we voluntarily paused enrollment and dosing in the Phase 3 HERO trial and the OLE trial for ARD-101, and the POWER and STRENGTH clinical trials for ARD-201 based on reversible cardiac observations in a healthy volunteer study of ARD-101. Subsequently, the FDA placed the ARD-101 program on clinical hold in May 2026 and we terminated the HERO and OLE clinical trials in June 2026. The termination of these trials, the clinical hold applicable to the ARD-101 program and our revised operating plan may affect the timing and amount of our future expenditures and our need for additional capital, depending on the outcome of our ongoing regulatory activities and interactions with the FDA.

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

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of ARD-101 and our other product candidates for preclinical and clinical testing, as well as for commercial manufacture if ARD-101 or any of our other product candidates obtain marketing approval. We are working with our current manufacturers and certain third parties to ensure that we will be able to scale up our manufacturing capabilities to support our clinical plans. In addition, we rely on third parties to package, label, store, and distribute ARD-101, and we intend to rely on third parties for our commercial products if marketing approval is obtained. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment, and personnel while also enabling us to focus our expertise and resources on the discovery and development of ARD-101 and our other product candidates.

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

Macroeconomic Trends

We may be affected by unfavorable economic conditions and challenges in the United States and abroad, such as the effects of the ongoing conflicts in the Middle East, including the war in Iran and its surrounding regions, and between Russia and Ukraine, sanctions against Russia, the instability in Venezuela, disruptions in the banking industry and inflationary trends. The first half of fiscal year 2026 and fiscal years 2025 and 2024 were marked by significant market uncertainty and increasing inflationary pressures. These market dynamics are expected to continue for the remainder of 2026, and these and similar adverse market conditions may negatively impact our business, financial position, results of operations and growth prospects. For further discussion of the potential impacts of macroeconomic events on us, refer to Part II, Item 1A, “Risk Factors”, of this Quarterly Report.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from the sale of products. We do not expect to generate any such revenue unless and until such time as ARD-101 and our other product candidates have advanced through clinical development and regulatory approval, if ever. If we fail to complete preclinical and clinical development of any product candidates or obtain regulatory approval for them, our ability to generate future revenues and our results of operations and financial position would be adversely affected.

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

We do not track our research and development expenses on a program-specific basis or allocate our internal costs associated with our discovery and development efforts because these costs are deployed across multiple programs and, as such, are not separately classified. Since our inception and through June 30, 2026, substantially all of our external costs have been related to the research and development of ARD-101.

Although R&D activities are central to our business model, the successful development of ARD-101 and our other product candidates is highly uncertain. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of ARD-101 or any other current or future product candidates due to the inherently unpredictable nature of preclinical and clinical development. There are numerous factors associated with the successful development of a product candidate, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future regulatory factors beyond our control may impact our clinical development programs. Product candidates in later stages of development generally have higher development costs than those in earlier stages of development. In the near-term, while we resolve the clinical hold and future development plans for ARD-101, we expect our R&D expenses to decrease over levels of comparative periods of the prior year.

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
•
the timing, receipt, and terms of any approvals from applicable regulatory authorities, including resolution of any clinical holds; and
•
the extent to which we establish collaboration, license, or other arrangements.

A change in the outcome of any of these variables with respect to development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate.

The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for ARD-101 or any other current or future product candidates may be affected by a variety of factors. We may never succeed in achieving regulatory approval for any of our product candidates. Preclinical and clinical development timelines, the probability of success, and total development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of future preclinical studies and clinical trials, regulatory developments, and our ongoing assessments as to each product candidate's commercial potential. We will need to raise substantial additional capital in the future. In addition, we cannot forecast which product candidate may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

In the near-term, we expect our G&A expenses to decrease from the levels of the comparative periods of the prior year, reflecting the reduced scope of our operations while we determine next steps for the ARD-101 program. If we determine to advance the ARD-101 program and are able to obtain additional financing to do so, we expect our general and administrative expenses to increase as we support our operations as a public company and our research and development activities.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on our invested cash and cash equivalents, dividend income and changes in the fair value of equity securities held as investments.

Results of Operations

Comparison of the Three Months ended June 30, 2026 and 2025

The following table summarizes our results of operations for each of the periods indicated:

	Three Months Ended June 30,
	2026	2025	Change
(in thousands)
Operating expenses:
Research and development	$10,455	$13,145	$(2,690)
General and administrative	4,629	2,703	1,926
Total operating expenses	15,084	15,848	(764)
Loss from operations	(15,084)	(15,848)	764
Other income, net	697	1,481	(784)
Net loss	$(14,387)	$(14,367)	$(20)

Research and Development Expenses

The following table summarizes our R&D expenses for each of the periods indicated:

	Three Months Ended June 30,
	2026	2025	Change
(in thousands)
External costs	$6,895	$10,163	$(3,268)
Internal costs:
Personnel-related (including stock-based compensation expense)	3,376	2,704	672
Facilities-related (including depreciation) and other allocated costs	184	278	(94)
Total internal costs	3,560	2,982	578
Total R&D expenses	$10,455	$13,145	$(2,690)

R&D expenses were $10.5 million and $13.1 million for the three months ended June 30, 2026 and 2025, respectively. The $2.7 million decrease for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 resulted primarily from a decrease of $3.3 million for external expenses incurred for CMC, clinical and toxicology studies primarily related to the development of ARD-101 as a result of the voluntary pause of all of our clinical trials and the subsequent clinical hold on our IND for ARD-101, offset by a $0.7 million increase in personnel-related costs due to increased headcount and bonuses prior to the workforce reduction.

General and Administrative (G&A) Expenses

G&A expenses were $4.6 million and $2.7 million for the three months ended June 30, 2026 and 2025, respectively. The $1.9 million increase for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 included additional public company operating costs and resulted primarily from an increase in personnel-related costs due to year-over-year increased headcount prior to the workforce reduction associated with the voluntary pause of all of our clinical trials and the subsequent clinical hold on our IND for ARD-101, bonuses and $0.5 million in severance expense.

Other Income, Net

Other income, net was $0.7 million and $1.5 million for the three months ended June 30, 2026 and 2025, respectively. The $0.8 million decrease for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 resulted from lower interest income generated by our lower invested balances.

Comparison of the Six Months ended June 30, 2026 and 2025

The following table summarizes our results of operations for each of the periods indicated:

	Six Months Ended June 30,
	2026	2025	Change
(in thousands)
Operating expenses:
Research and development	$27,022	$20,900	$6,122
General and administrative	10,526	5,418	5,108
Total operating expenses	37,548	26,318	11,230
Loss from operations	(37,548)	(26,318)	(11,230)
Other income, net	1,573	2,641	(1,068)
Net loss	$(35,975)	$(23,677)	$(12,298)

Research and Development Expenses

The following table summarizes our R&D expenses for each of the periods indicated:

	Six Months Ended June 30,
	2026	2025	Change
(in thousands)
External costs	$19,525	$15,681	$3,844
Internal costs:
Personnel-related (including stock-based compensation expense)	7,083	4,739	2,344
Facilities-related (including depreciation) and other allocated costs	414	480	(66)
Total internal costs	7,497	5,219	2,278
Total R&D expenses	$27,022	$20,900	$6,122

R&D expenses were $27.0 million and $20.9 million for the six months ended June 30, 2026 and 2025, respectively. The $6.1 million increase for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 resulted primarily from an increase of $3.8 million for external expenses incurred for CMC, clinical and toxicology studies primarily related to the development of ARD-101 and a $2.3 million increase in personnel-related costs due primarily to increased headcount prior to the workforce reduction.

General and Administrative (G&A) Expenses

G&A expenses were $10.5 million and $5.4 million for the six months ended June 30, 2026 and 2025, respectively. The $5.1 million increase for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 primarily resulted from a $4.0 million increase in personnel-related costs, a $0.4 million increase in facilities and other costs, and a $0.7 million increase in legal and other professional costs. The increase in non-facilities costs was partially related to commencing operations as a public company in February 2025.

Other Income, Net

Other income, net was $1.6 million and $2.6 million for the six months ended June 30, 2026 and 2025, respectively. The $1.1 million decrease for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 resulted primarily from lower interest income generated by our lower invested balances.

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

We currently have an effective shelf Registration Statement on Form S-3 (File No. 333-294537) that became effective on April 3, 2026, which allows us to undertake various equity and debt offerings up to $400.0 million. In addition, on March 23, 2026, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (the "Agent'), pursuant to which we may offer and sell from time to time through the Agent up to $150.0 million in shares of our common stock (the "ATM Facility"). We are not obligated to sell any shares under the Equity Distribution Agreement, and the Agent is not obligated to buy or sell any shares of our common stock. We cannot provide any assurance that we will sell any shares under the Equity Distribution Agreement, or, if we do, as to the prices, amounts, or timing of any such sales. As of June 30, 2026, we have not sold any shares of common stock under the ATM Facility.

Future Funding Requirements

As of June 30, 2026, we had cash, cash equivalents and short-term investments of $73.9 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations into late 2027. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies, manufacturing and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. In February 2026, we voluntarily paused enrollment and dosing in our Phase 3 HERO trial and the OLE trial for ARD-101, and the POWER and STRENGTH clinical trials for ARD-201. Subsequently, the FDA placed the ARD-101 program on clinical hold in May 2026. The clinical hold applicable to the ARD-101 program and our revised operating plan may affect the timing and amount of our future expenditures and our need for additional capital, depending on the outcome of our ongoing regulatory activities and interactions with the FDA.

We have incurred significant operating losses since our inception and, as of June 30, 2026, we had an accumulated deficit of $151.9 million. We expect to continue to incur operating losses for the foreseeable future.

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
•
the costs and timing of manufacturing our product candidates, including commercial manufacture at sufficient scale, if any product candidate is approved;
•
the costs, timing, and outcome of regulatory meetings and reviews of our product candidates, including resolution of any clinical holds;
•
the costs of obtaining, maintaining, enforcing, and protecting our patents and other intellectual property and proprietary rights;
•
our efforts to maintain the operational capabilities necessary to satisfy our obligations as a public company and support our regulatory activities and potential future development plans, including enhanced internal control over financial reporting;
•
the costs associated with maintaining and selectively expanding personnel and consultant resources as appropriate to support our regulatory strategy and future development activities;
•
the timing and payment of milestone, royalty or other payments we must make pursuant to our existing and potential future license or collaboration agreements with third parties;
•
the costs and timing of establishing or securing sales and marketing capabilities if any product candidates are approved;
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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Six Months Ended June 30,
	2026	2025
(in thousands)
Net cash used in operating activities	$(36,468)	$(21,232)
Net cash provided by (used in) investing activities	63,000	(103,215)
Net cash provided by financing activities	266	88,804
Increase (decrease) in cash and cash equivalents	$26,798	$(35,643)

Operating Activities

Net cash used in operating activities was $36.5 million and $21.2 million for the six months ended June 30, 2026 and 2025, respectively. The net cash used in operating activities during the six months ended June 30, 2026 was primarily due to our reported net loss of $36.0 million, net of non-cash items (including unrealized losses on short-term investments, stock-based compensation expense, non-cash lease expense and amortization of discount on short-term investments) totaling $4.0 million and a $4.5 million net increase of our net operating assets. The net cash used in operating activities during the six months ended June 30, 2025 was primarily due to our reported net loss of $23.7 million, net of non-cash charges (including unrealized losses on short-term investments, stock-based compensation expense, non-cash lease expense and amortization of discount on short-term investments) totaling $0.4 million and a $2.0 million net decrease of our net operating assets. The increase in cash used in operations during the six months ended June 30, 2026 in comparison to the six months ended June 30, 2025 was primarily attributable to increased research and development and supporting activities.

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2026 was $63.0 million resulting from the sales and maturities of short-term investments during the period. Net cash used in investing activities was $103.2 million during the six months ended June 30, 2025 primarily as a result of the purchase of short-term investments during the period, offset by maturities of short-term investments during the period.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2026 was $0.3 million resulting from the sale of common stock under our employee equity plans. Net cash provided by financing activities during the six months ended June 30, 2025 was $88.8 million and resulted primarily from the proceeds from the sale and issuance of shares of our common stock in our IPO in February 2025 for proceeds of $91.1 million, offset by payments for IPO costs of $2.4 million.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable level of assurance as of June 30, 2026, the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on projects, initiatives, product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception and expect to continue to incur significant operating losses for at least the next several years. For the six months ended June 30, 2026 and 2025, we reported a net loss of $36.0 million and $23.7 million, respectively. As of June 30, 2026, we had an accumulated deficit of $151.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. ARD-101 will require substantial additional development time and resources before we would be able to apply for or receive marketing approvals and begin generating revenue from product sales, particularly following our voluntary pause of our partially completed Phase 3 clinical trial (HERO trial) of ARD-101 for hyperphagia associated with Prader-Willi Syndrome (PWS), as we now must first complete the unblinding and analysis of program-wide data related to the partially completed HERO trial, develop additional clinical study protocols and evaluate updates to our program-wide safety strategy in order to support future discussions with the FDA regarding potential next steps for the ARD-101 clinical development program in PWS. In June 2026, we terminated the HERO trial and the OLE trial and do not currently intend to resume these clinical trials as previously designed. We expect to continue to incur losses for the foreseeable future as we:

•
commence any new clinical trials of ARD-101 as well as initiate and complete additional clinical trials for other product candidates and programs;

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

The development of biopharmaceutical product candidates is capital-intensive. Upon a positive resolution of the clinical hold and a successful financing, we would expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we conduct our planned preclinical studies and commence any new clinical trials of ARD-101 and our other product candidates and programs, and any future product candidates we may develop. Our expenses will increase substantially if our product candidates successfully complete early clinical and other studies and also could increase beyond expectations if the FDA or comparable foreign regulatory authorities require us to perform studies in addition to those that we currently anticipate. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. In addition, we will incur additional costs associated with operating as a public company. Furthermore, if we obtain marketing approval for our product candidates, we expect to incur significant expenses related to manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of June 30, 2026, we had cash, cash equivalents and short-term investments of approximately $73.9 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations into late 2027. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plan may change as a result of many factors currently unknown to us, including the completion of the assessment of the unblinded data and further discussions with the FDA following analysis of such data, and we may need to seek additional funds sooner than planned, through equity offerings, debt financings or other capital sources, including potential grants, collaborations, licenses and other similar arrangements. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Such financing may result in dilution to our stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business.

Our future capital requirements depend on many factors, including:

•
the design, timing, costs, progress, and results of our planned preclinical studies and clinical trials;

•
whether the FDA or comparable foreign regulatory authorities accept our clinical trial designs and development, data from our planned preclinical studies and clinical trials and other work as the basis for review and approval of our product candidates;
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
•
our need to implement additional internal systems and infrastructure, including financial and reporting systems, and to validate large-scale data and document systems;
•
the costs associated with being a public company;
•
the timing, receipt and amount of sales of our product candidates, if approved; and
•
potential unforeseen liabilities and payment milestones for current and future in-licensed programs.

We currently have an effective shelf Registration Statement on Form S-3 (File No. 333-294537) that became effective on April 3, 2026, which allows us to undertake various equity and debt offerings up to $400.0 million. In addition, on March 23, 2026, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (the Agent), pursuant to which we may offer and sell from time to time through the Agent up to $150.0 million in shares of our common stock (the ATM Facility). As of June 30, 2026, we have not sold any shares of common stock under the ATM Facility.

Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and, if approved, commercialize our current and any future product candidates. Additional funding may not be available when we need it, on acceptable terms, or at all. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly or more dilutive. If adequate funds are not available to us on a timely basis or on terms we believe are acceptable, we may be required to:

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

We currently have no products that are approved for commercial sale. Our lead product candidate, ARD-101, is an oral, largely gut-restricted small-molecule agonist of certain TAS2Rs expressed on luminally accessible enteroendocrine cells lining the gut for which we previously initiated a Phase 3 clinical trial for hyperphagia associated with PWS. In February 2026, we voluntarily paused enrollment and dosing in the HERO trial and the open label extension (OLE) trial, and the POWER and STRENGTH clinical trials for ARD-201, based on reversible cardiac observations in a healthy volunteer study, and the FDA placed a full clinical hold on our investigational new drug application (IND) for ARD-101 in May 2026. In June 2026, we terminated the HERO trial and the OLE trial and do not currently intend to resume these clinical trials as previously designed. We are evaluating whether and how to pursue further clinical development of ARD-101 in PWS, including a potentially redesigned trial. We are conducting a comprehensive review of the data, including initiating the unblinding and analysis of program-wide data related to the partially completed HERO trial, developing additional clinical study protocols and evaluating updates to our program-wide safety strategy to support future discussions with the FDA regarding potential next steps for the ARD-101 clinical development program in PWS, and expect to provide further guidance in the third quarter of 2026. The success of our business, including our ability to finance our company and generate revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our lead product candidate. We cannot be certain that ARD-101 or any other current or future product candidates will receive regulatory approval or be successfully commercialized even if we receive regulatory approval.

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

•
our ability to complete and maintain INDs and IND-enabling studies and successfully submit INDs or comparable applications for our product candidates or any future product candidates;
•
whether we are required by the FDA or comparable foreign regulatory authorities to conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of our product candidates or any future product candidates;
•
acceptance of our proposed indications and primary endpoint assessments relating to the proposed indications of our product candidates by the FDA and comparable foreign regulatory authorities, including the use of non-invasive or other novel endpoints to initially obtain market authorization for our product candidates or any future product candidates;
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

Prior to obtaining approval to commercialize any product candidate in the United States or abroad, we must demonstrate with sufficient evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA or comparable foreign regulatory authorities. Our approach of targeting biological pathways associated with alleviating hunger, specifically by developing selective compounds targeting TAS2Rs, is unproven and may not result in marketable products. Although multiple studies have been conducted and are planned, to date, this mechanism has not been definitively proven to successfully treat hunger-associated conditions. Targeting TAS2Rs is a novel approach in a rapidly developing field, and there can be no assurance that we will not experience currently unknown problems or delays in developing our product candidates, that such problems or delays will not result in unanticipated costs, or that any such development problems can be solved. The FDA may also require us to conduct additional preclinical studies, clinical trials or other studies for our product candidates either prior to or after approval, or it may object to elements of our clinical development programs.

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

*Preclinical and clinical drug development involves a lengthy and expensive process, with uncertain timelines and outcomes, and results of earlier studies and trials may not be predictive of future trial results. If development of our product candidates is unsuccessful or delayed, we may be unable to obtain required regulatory approvals and we may be unable to commercialize our product candidates on a timely basis, if at all.

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

We may incur additional costs and experience delays in planned clinical trials for our product candidates, and we do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of subjects on time or be completed on schedule, if at all. We may experience numerous unforeseen events during or as a result of clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

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
•
our product candidates may have undesirable side effects, unforeseen adverse events, or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ECs to suspend or terminate the trials. For example, in February 2026, we voluntarily paused enrollment and dosing in the Phase 3 HERO trial and the OLE trial for ARD-101, and the POWER and STRENGTH clinical trials for ARD-201, based on reversible cardiac observations in a healthy volunteer study of ARD-101, and the FDA placed a full clinical hold on our IND for ARD-101 in May 2026, and we terminated the HERO and OLE trials in June 2026;
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

We may not be able to initiate or continue our planned clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible subjects to participate in these trials. For example, we are developing ARD-101 for the treatment of hyperphagia associated with PWS. PWS is a rare disease with a limited patient pool from which to draw. In February 2026, we voluntarily paused enrollment and dosing in the Phase 3 HERO trial and the OLE trial for ARD-101, and the POWER and STRENGTH clinical trials for ARD-201, based on reversible cardiac observations in a healthy volunteer study of ARD-101, and the FDA placed a full clinical hold on our IND for ARD-101 in May 2026. In June 2026, we terminated the HERO trial and the OLE trial and do not currently intend to resume these clinical trials as previously designed. We are evaluating whether and how to pursue further clinical development of ARD-101 in PWS, including a potentially redesigned trial. We are conducting a comprehensive review of the data, including initiating the unblinding and analysis of program-wide data related to the partially completed HERO trial, developing additional clinical study protocols and evaluating updates to our program-wide safety strategy to support future discussions with the FDA regarding potential next steps for the ARD-101 clinical development program in PWS, and expect to provide further guidance in the third quarter of 2026. There can be no assurance that we will be able to commence enrollment or dosing in any new clinical trials for ARD-101 on a timely basis, or at all, which could further delay our clinical development timelines. Moreover, there is no guarantee that, if and when we commence any new clinical trials, we will not encounter further delays or difficulties in commencing enrollment and/or dosing, including due to our announcement of having voluntarily paused our clinical programs and the full clinical hold on our IND for ARD-101, and the termination of the HERO and OLE clinical trials in June 2026.

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

Our Phase 3 HERO trial, evaluating the effect of ARD-101 on hyperphagia-related behavior in PWS, was limited to subjects 10 years of age and older after reaching alignment with the FDA in October 2025 on a protocol amendment to change the minimum age of eligibility to participate in the trial from 13 to 10 years of age or older. In December 2025, we submitted an additional protocol amendment seeking to further lower the minimum age of eligibility to participate in the trial to 7 years of age. Following the voluntary pause of our clinical programs in February 2026 and the subsequent full clinical hold on our IND for ARD-101, we are reviewing the HERO trial design and protocol for any potential new trial in collaboration with the FDA. If we commence a new trial to evaluate ARD-101 in PWS patients, certain factors may preclude us from receiving regulatory approval to treat younger pediatric subjects, including potential disagreements regarding appropriate dose and dose escalation, product presentation for possibly lower doses, validity of patient-reported outcomes in younger, actively growing patients, and avoiding inappropriate hunger suppression in these growing individuals. We can neither predict if the FDA or comparable foreign regulatory authorities will approve the use of our product candidates or programs in younger pediatric subjects, nor provide an estimate for the timing of such approval, if any. Furthermore, if the FDA or comparable foreign regulatory authorities do not approve the use of our product candidates or programs in this population, such product candidates or programs will not be labeled for use in these subjects. Given that the median lifespan of PWS patients is currently 30 years, the size of our market opportunity in this indication will be more limited if ARD-101 is not ultimately approved in pediatric patients and does not result in a significant increase in patient lifespan.

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

*Our clinical trials may fail to demonstrate safety and efficacy of our product candidates, or serious adverse events or side effects may be identified during the development of our product candidates, which could prevent or delay regulatory approval and commercialization, increase our costs or necessitate the abandonment or limitation of the development of some of our product candidates.

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

In February 2026, we voluntarily paused enrollment and dosing in the HERO trial, and the POWER and STRENGTH clinical trials for ARD-201, following reversible cardiac observations identified in a healthy volunteer study of ARD-101, and the FDA placed a full clinical hold on our IND for ARD-101 in May 2026. In June 2026, we terminated the HERO trial and the OLE trial and do not currently intend to resume these clinical trials as previously designed. While these observations were not reported as serious adverse events, they may nevertheless lead to additional regulatory scrutiny or changes to our development program.

If our product candidates are associated with adverse events in clinical trials or have side effects or other characteristics that are serious or unexpected, we may need to abandon their development or limit development to more narrow uses in which the adverse events, side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. We may also be required to modify our trial plans based on findings in our clinical trials. The FDA may also require that we conduct additional studies regarding the safety and efficacy of our product candidates, which we have not planned or anticipated. Such findings could further result in regulatory authorities failing to provide marketing authorization for our product candidates or limiting the scope of the approved indication, if approved. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of such product candidates.

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

*As an organization, we have not previously conducted pivotal clinical trials, and we may be unable to do so successfully for any product candidates we may develop.

We will need to successfully complete pivotal clinical trials in order to obtain product approval from the FDA or comparable foreign regulatory authorities to market ARD-101 or any other current or future product candidate. Carrying out pivotal clinical trials is a complicated process. We initiated a Phase 3 HERO clinical trial in hyperphagia associated with PWS in December 2024. In February 2026, we voluntarily paused enrollment and dosing in the HERO trial based on reversible cardiac observations in a healthy volunteer study, and the FDA placed a full clinical hold on our IND for ARD-101 in May 2026. In June 2026, we terminated the HERO trial and the OLE trial and do not currently intend to resume these clinical trials as previously designed. We are evaluating whether and how to pursue further clinical development of ARD-101 in PWS, including a potentially redesigned trial. We are conducting a comprehensive review of the data, including initiating the unblinding and analysis of program-wide data related to the partially completed HERO trial, developing additional clinical study protocols and evaluating updates to our program-wide safety strategy to support future discussions with the FDA regarding potential next steps for the ARD-101 clinical development program in PWS. If the FDA determines that additional nonclinical studies, dose modifications, enhanced monitoring or other protocol changes are required, our clinical development timelines could be significantly delayed. We expect to provide further guidance in the third quarter of 2026. Additionally, because ARD-201 contains ARD-101 as a component, we have also voluntarily paused the POWER and STRENGTH clinical trials for ARD-201.

As an organization, we have not previously successfully conducted any later stage or pivotal clinical trials. In order to do so, we have expanded our clinical management and regulatory capabilities, including hiring clinical, regulatory, CMC and quality personnel, and we expect to potentially need to expand our clinical management and regulatory capabilities, but may be unable to recruit and train qualified personnel. We also expect to continue to rely on third parties to conduct our later stage or pivotal clinical trials. See the subsection titled “—Risks Related to Our Dependence on Third Parties—We have relied and expect to continue to rely on third parties to conduct our preclinical studies and clinical trials, as well as investigator-initiated trials. If those third parties do not perform as contractually required, fail to satisfy legal or regulatory requirements, miss expected deadlines or terminate the relationship, our development programs could be delayed, more costly or unsuccessful, and we may never be able to seek or obtain regulatory approval for or commercialize our product candidates.” Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to submission of an NDA and approval of ARD-101 or any other current or future product candidates. In addition, no product candidate can receive FDA approval unless clinical trials show both safety and efficacy for each target indication in accordance with FDA or foreign country standards. We plan to conduct a number of clinical trials for multiple product candidates in parallel over the next several years depending on the outcome of our ongoing evaluation of potential future clinical development of ARD-101 following the termination of the HERO and OLE trials, including any redesigned trial, and our other clinical programs. This may be a difficult process to manage with our limited resources and may divert the attention of management. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates, which could adversely affect our business, operating results, prospects or financial condition.

*We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on projects, initiatives, product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and management resources, we focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on the development of ARD-101 for the treatment of hyperphagia associated with PWS. As a result, we may forgo or delay pursuit of opportunities with other product candidates or for other indications for our product candidates that later prove to have greater commercial potential. Moreover, in February 2026, we voluntarily paused enrollment and dosing in the Phase 3 HERO trial and the OLE trial for ARD-101, and the POWER and STRENGTH clinical trials for ARD-201, based on reversible cardiac observations in a healthy volunteer study of ARD-101, and the FDA placed a full clinical hold on our IND for ARD-101 in May 2026. In June 2026, we terminated the HERO trial and the OLE trial and do not currently intend to resume these clinical trials as previously designed. We are evaluating whether and how to pursue further clinical development of ARD-101 in PWS, including a potentially redesigned trial. We are conducting a comprehensive review of the data, including initiating the unblinding and analysis of program-wide data related to the partially completed HERO trial, developing additional clinical study protocols and evaluating updates to our program-wide safety strategy to support future discussions with the FDA regarding potential next steps for the ARD-101 clinical development program in PWS, and expect to provide further guidance in the third quarter of 2026. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. We must continually assess the potential commercial viability of our research programs and product candidates, and we may decide to pause, discontinue or deprioritize development of any of our product candidates based upon such assessments, even if we obtain positive data from our product candidates in preclinical studies and clinical trials. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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
•
suspending or modifying any planned clinical trials or requirement to conduct additional clinical trials;
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

In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and application fee waivers. If a drug or biologic with an Orphan Drug Designation subsequently receives marketing approval for the indication for which it has such designation, the product may be entitled to an expanded period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. The applicable period is seven years in the United States. An orphan drug benefiting pediatric patients can qualify as a drug for a Rare Pediatric Disease Designation as well. If so designated, the sponsor of the Rare Pediatric Disease designated product may be eligible for a rare pediatric disease priority review voucher, which would be issued in connection with FDA approval for the designated product. Under the Federal Food, Drug, and Cosmetic Act (the FDCA), a rare pediatric disease product application may be eligible for a rare pediatric disease priority review voucher if the drug receives marketing approval before September 30, 2029.

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

Furthermore, although we may pursue additional opportunities to accelerate the development of certain of our product candidates through one or more of the FDA’s expedited program designations, we cannot be assured that any of our product candidates will qualify for such programs. The FDA may determine that our proposed target indication or other aspects of our clinical development plans do not qualify for such expedited programs.

Risks Related to Our Dependence on Third Parties

*We have relied and expect to continue to rely on third parties to conduct our preclinical studies and clinical trials, as well as investigator-initiated trials. If those third parties do not perform as contractually required, fail to satisfy legal or regulatory requirements, miss expected deadlines or terminate the relationship, our development programs could be delayed, more costly or unsuccessful, and we may never be able to seek or obtain regulatory approval for or commercialize our product candidates.

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

Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable trial protocol and legal, regulatory and scientific standards, and our reliance on the CROs, clinical trial sites, and other third parties does not relieve us of these responsibilities. For example, we will remain responsible for ensuring that each of our preclinical studies is conducted in accordance with GLPs, and clinical trials are conducted in accordance with GCPs. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, safety and well-being of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections (including pre-approval inspections once an NDA or biologics license application is submitted to the FDA) of trial sponsors, clinical investigators, trial sites and certain third parties including CROs. In addition, our manufacturers are required to adhere to cGMPs, which include testing, control, and documentation requirements. If we, our CROs, clinical trial sites, manufacturers or other third parties fail to comply with applicable GCP, cGMPs or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP or cGMP regulations. Failure to comply with these regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, withdrawal of approvals previously obtained and criminal prosecution. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements would limit our ability to operate and could increase our costs which may have a material adverse effect on our business. Moreover, our business may be significantly impacted if our CROs, clinical investigators or other third parties violate federal or state healthcare fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, our clinical trials may need to be repeated, extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates, and we will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates or we or they may be subject to regulatory enforcement actions. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business may be materially and adversely affected.

If any of our relationships with these third parties terminates, we may not be able to enter into alternative arrangements or do so on commercially reasonable terms. Switching or adding additional contractors involves additional cost and time and requires management's time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. In addition, if an agreement with any of our collaborators terminates, our access to technology and intellectual property licensed to us by that collaborator may be restricted or terminated entirely, which may delay our continued development of our product candidates utilizing the collaborator’s technology or intellectual property or require us to stop development of those product candidates completely.

We also expect to rely on other third parties to store and distribute product supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential revenue.

*We rely completely on third parties to manufacture our clinical drug supplies and we intend to rely on third parties to produce commercial supplies of any approved product candidate, and our commercialization of any of our product candidates could be stopped, delayed or made less profitable if those third parties fail to obtain approval of the FDA or comparable regulatory authorities, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.

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

We, or our manufacturing partners, may not be able to demonstrate sufficient comparability between products manufactured at different facilities to allow for inclusion of the clinical results from participants treated with products from these different facilities in our product registrations. Further, our third-party manufacturers may not be able to manufacture our product candidates or otherwise fulfill their obligations to us because of interruptions to their business, including the loss of their key staff or interruptions to their raw material supply.

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

Under recent legislation, certain third-party manufacturers and other third parties (frequently China-based companies) may be considered “biotechnology companies of concern.” If a third-party manufacturer receives such a designation, it may restrict the ability of U.S. companies like us to purchase services or products from, collaborate with, or otherwise work with such manufacturers. For example, it may delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. Such disruption could have adverse effects on the development of our product candidates.

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

The market for pharmaceuticals and biopharmaceuticals is highly competitive and subject to rapid technological change. Our success depends, in part, upon our ability to maintain a competitive position in the development and protection of technologies and any future product candidates for use in these fields and upon our ability to obtain, maintain and enforce our intellectual property rights. We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that misappropriate our technology and/or infringe our intellectual property to unfairly and illegally compete with any of our product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such products might expire before or shortly after such products are commercialized. If we are unable to protect our intellectual property and proprietary rights, our competitive position and our business could be harmed, as third parties may be able to make, use or sell products that are substantially the same as any product candidates we may sell without incurring the sizeable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market. We use a combination of patents, trademarks, know-how, confidentiality procedures and contractual provisions to protect our proprietary technology and that of our licensors. However, these protections may not be adequate and may not provide us with any competitive advantage. For example, patents may not issue from any of our or our licensors’ currently pending or any future patent applications, and our or our licensors’ issued patents and any future patents that may issue may not survive legal challenges to their scope, validity or enforceability or provide significant protection for us.

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

We or our licensors may in the future rely on third-party consultants or collaborators or on funds from third parties, such as the U.S. government, such that we or our licensors are not the sole and exclusive owners of the patents we in-licensed. If other third parties have ownership rights or other rights to our patents, including in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

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

We are and may become a party to licenses and other agreements that give us rights to third-party intellectual property that are necessary or valuable for our business, and we may enter into additional licenses or other agreements in the future. Under these agreements, we are or may be obligated to pay the counterparties' fees, which may include annual license fees, milestone payments, royalties, a percentage of revenues associated with the applicable technology and a percentage of sublicensing revenue. In addition, under certain of such agreements, we are or may be required to diligently pursue the development of products using the applicable technology. If we fail to comply with these obligations and fail to cure our breach within a specified period of time, the counterparty may have the right to terminate the applicable agreement. Termination of the applicable agreement, or reduction or elimination of our rights under it or any other agreement, may result in our having to negotiate new or reinstated arrangements on less favorable terms, or our not having sufficient intellectual property rights to operate our business. The occurrence of such events could adversely affect our business, operating results, prospects or financial condition.

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

Our patents or pending patent applications may be challenged in the courts or patent offices in the United States and other foreign jurisdictions. For example, we may be subject to a third party pre-issuance submission of prior art to the USPTO or become involved in PGR procedures, derivations, reexaminations, or inter partes review proceedings, in the United States or oppositions or similar proceedings in foreign jurisdictions, challenging our patent rights. The legal threshold for initiating such proceedings may be low, so that even proceedings with a low probability of success might be initiated. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.

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

Competitors may infringe our intellectual property rights or those of our licensors. To prevent infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in a patent infringement proceeding, a court may decide that one or more patents of ours or any of our current licensors or future licensors is not valid or is unenforceable, in whole or in part, or may refuse to stop the other party from using the technology at issue on the grounds that our or our licensors’ patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our or our licensors’ patents at risk of being invalidated or interpreted narrowly, which may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products, and could put our or our licensors’ patent applications at risk of not issuing. If we or any of our potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at our products, the defendant could counterclaim that our or our licensors’ patent is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could also include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution.

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

Patent terms may be inadequate to establish our competitive position with respect to our product candidates for an adequate amount of time. If we do not obtain patent term extension for our product candidates, our business may be materially harmed.

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

Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, in June 2023, a new unitary patent system was introduced. Under the unitary patent system, after a European patent is granted, the patent proprietor can request unitary effect, thereby getting a European patent with unitary effect (the Unitary Patent). Each Unitary Patent is subject to the jurisdiction of the Unified Patent Court (the UPC). As the UPC is a relatively new court system, there is little precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC may be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries that are signatories to the UPC. We cannot predict with certainty the long-term effects of the unitary patent system.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Our current and future arrangements with healthcare providers, third-party payors and customers can expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which we research and, if approved, sell, market and distribute our products. In particular, the research of our product candidates, as well as the promotion, sales, marketing and business arrangements of our product candidates, is subject to extensive laws designed to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and serious harm to our reputation. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

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

The Trump administration has indicated that it is pursuing policies to reduce regulations and expenditures across the government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals may, for example, include directives: (1) reducing agency workforce and cutting programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI, to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and develop a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and to standardize prices across hospitals and health plans. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved. Furthermore, on July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act was signed into law, which reduced funding to federal healthcare programs and imposed additional requirements to be eligible for healthcare, which may result in decreased access to healthcare, particularly in Medicaid programs.

Further, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for re-examination, which may impact the costs, timing or successful completion of a clinical trial. In light of widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the recall and withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of risk management programs that may, for instance, restrict distribution of drug products or require safety surveillance or patient education. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials and the drug approval process. Data from clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or comparable foreign regulatory authorities more likely to terminate or suspend clinical trials before completion or require longer or additional clinical trials that may result in substantial additional expense and a delay or failure in obtaining approval or approval for a more limited indication than originally sought.

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

In December 2021, Regulation No. 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted in the European Union. This Regulation, which entered into force in January 2022 and became applicable as of January 2025, is intended to boost cooperation among EEA Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at European Union level for joint clinical assessments in these areas. The Regulation permits EEA Member States to use common HTA tools, methodologies, and procedures across the European Union, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EEA Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EEA Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the European Union could be negatively affected.

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

We have engaged and will continue to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals, and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities. If we further expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act (the FCPA) prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate and other related parties for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

As of December 31, 2025, we have remediated the previously identified material weakness in our internal control over financial reporting. See Part II, Item 9A, “Controls and Procedures”, of our Annual Report on Form 10-K for the year ended December 31, 2025 for additional detail. However, our internal control over financial reporting may not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we identify additional material weaknesses or deficiencies in internal controls in the future and we are unable to correct them in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. Any such failure could negatively affect the market price and trading liquidity of our common stock, lead to delisting, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

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

*Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

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

Following the FDA’s clinical hold on the ARD-101 program, we implemented a workforce reduction in the second quarter of 2026 to align our organization and cost structure with our revised operating priorities while maintaining the capabilities we believe are necessary to support our ongoing activities and potential future development plans for ARD-101. Workforce reductions such as this one can have unintended consequences, including attrition beyond the affected personnel, reduced employee morale, the loss of institutional knowledge and expertise, a diminished ability to attract and retain qualified personnel in the future, and distraction of our remaining employees and management. In addition, our workforce reduction may not achieve the anticipated cost savings or other intended benefits, may result in additional unforeseen costs, including in connection with severance or other termination-related obligations, and may adversely affect our ability to execute our business strategy, including our ongoing evaluation of potential future development plans for ARD-101.

Moreover, as disclosed in our definitive proxy statement for our 2026 annual meeting of stockholders to be held on August 14, 2026 (the 2026 Annual Meeting), filed with the SEC on July 10, 2026 (the Proxy Statement), as of June 18, 2026, the closing price of our common stock on the Nasdaq Global Select Market was $3.93 per share, resulting in 99% of our total outstanding stock options held by our then-current employees being underwater, which means that the stock option exercise price exceeded the closing price of our common stock on such date. Underwater options have limited retention value for our employees because the stock option holder is not likely to exercise that stock option and will not have the desired incentive that the stock option was intended to provide. Although, as set forth in the Proxy Statement, we are seeking approval from our stockholders at the 2026 Annual Meeting for a proposal to reprice certain eligible options, there can be no assurance that our stockholders will approve such proposal. If our stockholders do not approve the proposal or the proposal is not ultimately implemented, then the options will continue to be underwater and will continue to have limited retention value for our employees. In addition, even if the proposal is approved and implemented, there can be no assurance that any such repricing of the options will be sufficient to ensure the retention of our employees.

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

As of July 31, 2026, we had 28 employees and 27 full-time or part-time consultants. As our development progresses, we may experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, product development and manufacturing, regulatory affairs, quality assurance and, if any of our product candidates receives marketing approval, sales, marketing and distribution. Managing any future growth would require:

•
managing our preclinical studies and clinical trials effectively;
•
identifying, recruiting, retaining, incentivizing and integrating additional employees, including additional clinical, manufacturing, regulatory, quality assurance, scientific development and sales personnel;
•
managing our development efforts effectively, including the initiation and conduct of clinical trials for our product candidates; and
•
improving our operational, financial and management controls, reporting systems and procedures.

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

Our operations are concentrated in one location, and we or the third parties upon whom we depend may be adversely affected by a wildfire, an earthquake or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our current operations are predominantly located in California. Any unplanned event, such as a flood, wildfire, explosion, earthquake, extreme weather condition, epidemic or pandemic, power outage, telecommunications failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Any similar impacts of natural or manmade disasters on our third-party CMOs and CROs could cause delays in our clinical trials and may have a material and adverse effect on our ability to operate our business and have significant negative consequences on our financial and operating conditions. If a natural disaster, power outage or other event occurred that prevented us from using our clinical sites, impacted clinical supply or the conduct of our clinical trials, that damaged critical infrastructure, such as the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we and our CMOs and CROs have in place may prove inadequate in the event of a serious disaster or similar event. In the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance we currently carry will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our CMOs or CROs, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our development programs may be harmed. Any business interruption could adversely affect our business, financial condition, results of operations and prospects.

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

We and our partners and vendors may be subject to federal and state privacy and data protection laws and regulations as well as international laws that impose broad compliance obligations on the collection, possession, use, storage, access, disclosure, transfer, deletion and protection of personal data. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations that govern the collection, use, disclosure, and protection of health-related and other personal data, could apply to our operations or the operations of our partners. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to penalties if we violate HIPAA. HIPAA mandates the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Requirements for compliance under HIPAA are also subject to change, as the U.S. Department of Health and Human Services Office for Civil Rights issued a proposed rule that would amend certain security compliance requirements for covered entities and business associates.

Even when HIPAA does not apply, according to the FTC, failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of personal data it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. Additionally, the FTC Health Breach Notification Rule applies to health apps and other similar technologies and has expanded breach notification requirements, which adds complexity to compliance obligations. Further, the SEC implemented rules around incident reporting, requiring cybersecurity incidents to be reported 4 business days after determining that an incident is material.

The U.S. Department of Justice issued a final rule entitled, “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” codified at 28 CFR part 202, or the Bulk Transfer Rule. The Bulk Transfer Rule prohibits and restricts bulk transfers of sensitive personal data (including genetic and health data) to countries of concern, such as China, Russia, and Iran to prevent access by foreign adversaries. It restricts our ability to engage in certain cross-border transactions involving genomic or biological samples and related data, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and may require additional contractual negotiations, which may adversely impact our business, financial condition, and operating results.

Certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which may be more stringent, broader in scope or offer greater individual rights with respect to protected health information than HIPAA, many of which may differ from each other, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Consumer Privacy Act (CCPA), as revised and amended by the California Privacy Rights Act (CPRA), created new individual privacy rights for California residents, including the right to opt out of certain disclosures of their data, the right to limit the use and disclosure of sensitive personal information (including health information). The CCPA places increased privacy and security obligations on entities handling certain personal data of California residents or households, limits data use and mandates audit requirements for higher risk data. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although there are limited exemptions for clinical trial data and some other health data under the CCPA, as currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and PHI. The CCPA is enforced by the California Privacy Protection Agency, a data protection authority, which has the power to issue substantive regulations resulting in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required.

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

Foreign data protection laws, including the European Union’s General Data Protection Regulation (the EEA GDPR), and the United Kingdom’s equivalent of the same (the UK GDPR), may also apply to our processing of health-related and other personal data regardless of where the processing in question is carried out.

The EEA GDPR and the UK GDPR (together, the GDPR) impose stringent requirements for controllers and processors of personal data of individuals within the EEA or the United Kingdom. The GDPR applies to any company established in the EEA or United Kingdom as well as to those outside the EEA or United Kingdom if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or United Kingdom or the monitoring of their behavior. The GDPR, together with national legislation, regulations and guidelines of the EEA Member States and the United Kingdom governing the processing of personal data, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA or the United Kingdom, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for non-compliance of up to €20 million (£17.5 million) or 4% of the annual global revenues of the non-compliant company, whichever is greater. Such requirements may be subject to change in the near future as the European Commission announced proposed amendments to the GDPR in November 2025. In addition, on June 19, 2025, the UK’s Data (Use and Access) Act 2025, or the DUAA, was granted Royal Assent, implementing various measures concerning data usage in the UK and reforming data protection laws. It remains too soon to tell how the DUAA will be implemented and what impact it will have on our international activities. Further, other EU and member state laws and regulations may impose further obligations or restrictions on processing health information in the EEA under frameworks, such as the European Health Data Space Regulation.

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

Certain jurisdictions, including the EEA, have enacted laws and regulations governing cross-border personal information transfer and providing for data localization in certain cases. For example, absent appropriate safeguards or other circumstances, the GDPR and laws in Switzerland and the UK generally restrict the transfer of personal information to countries outside the EEA, Switzerland and the UK, such as the United States. Such safeguards include the use of standard contractual clauses approved by the European Commission and the UK and Swiss Data Protection Authorities as well as the EU-U.S. Data Privacy Framework. If we are unable to implement a valid solution to transfer personal data from the EEA to the United States or other countries that have not been deemed to provide an essentially equivalent level of data protection, we may face increased exposure to regulatory action, substantial fines, or injunction orders to stop processing personal data from EEA, Swiss, or UK residents. Any inability to import personal data to the United States may also restrict our clinical trials activities in the EU, limit our ability to collaborate with CROs as well as other service providers, contractors and other companies subject to EU data privacy and security laws, and require us to increase our data processing capabilities in the EU and the UK at a significant expense. Additionally, other countries outside of the EU have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The types of challenges we face in the EEA, Switzerland, and the UK will likely also arise in other jurisdictions that adopt laws similar to the GDPR or regulatory frameworks of equivalent complexity.

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

With respect to ARD-101, Soleno Therapeutics’ (Soleno) VYKAT XR is the only approved treatment for PWS-associated hyperphagia. On April 6, 2026, Soleno announced that it entered into a definitive agreement for Neurocrine Biosciences, Inc. (Neurocrine) to acquire Soleno for $53.00 per share in cash, and the transaction closed in May 2026. We believe Neurocrine’s acquisition of Soleno may have the potential to accelerate the commercialization of VYKAT XR as Soleno has now become part of a larger organization with increased access to capital and broader commercialization capabilities. We are also aware of therapeutic candidates in development programs with reported hyperphagia-reducing activity in patients with PWS, including those from Rhythm Pharmaceuticals, Relmada Therapeutics and Bright Minds Biosciences Inc.

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
•
general economic, political and market conditions, acts of war or terrorism, such as the conflicts involving Ukraine and Russia, Israel or Iran and its surrounding regions, and other factors; and
•
the occurrence of any of the risks described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Since our IPO, we have experienced volatility in our stock price. For example, from February 13, 2025 (the date our common stock commenced trading on the Nasdaq Global Select Market) to August [8], 2026, our closing stock price ranged from [$3.48] to [$17.41] per share. In particular, following our announcement in February 2026 that we have voluntarily paused enrollment and dosing in the Phase 3 HERO trial and the OLE trial for ARD-101, and the POWER and STRENGTH clinical trials for ARD-201, based on reversible cardiac observations in a healthy volunteer study of ARD-101, the trading price of our common stock declined significantly, closing at $12.49 per share prior to the announcement on February 27, 2026 and then closing at $5.47 per share on March 2, 2026, the next trading day thereafter. When the market price of a stock has been volatile, as our stock price has been, holders of that stock have occasionally brought securities class action litigation claims against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit were without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

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

We have never declared or paid dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development, operation and expansion of our business and we do not anticipate declaring or paying any dividends in the foreseeable future. In addition, any future debt agreements may preclude us from paying dividends. As a result, capital appreciation of our common stock, which may never occur, will be your sole source of gain on your investment for the foreseeable future.

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

As of July 31, 2026, our executive officers, directors and holders of 5% or more of our capital stock beneficially owned approximately 52.3% of the outstanding shares of our common stock. As a result, such stockholders, acting together, have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, amendments of our organizational documents, the election and removal of directors and approval of any major corporate transactions, as well as our management and business affairs. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay, defer or prevent a change of control of our company, impede a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquirer from making a tender offer or otherwise attempt to obtain control of our business, even if such a transaction would benefit our other stockholders. This could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

In addition, because we are incorporated in Delaware, we are governed by Section 203 of the General Corporation Law of the State of Delaware (the DGCL), which may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock, unless the holder has held the stock for three years or, among other exceptions, our board of directors has approved the transaction. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood the holders of our common stock would receive a premium for their shares of our common stock in an acquisition.

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

We may be the target of securities litigation in the future, including based on volatility in the market price of our stock. The stock market in general, and Nasdaq and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. The market price of our common stock is volatile. For example, following our announcement in February 2026 that we have voluntarily paused enrollment and dosing in the Phase 3 HERO trial and the OLE trial for ARD-101, and the POWER and STRENGTH clinical trials for ARD-201, based on reversible cardiac observations in a healthy volunteer study of ARD-101, the trading price of our common stock declined significantly, closing at $12.49 per share prior to the announcement on February 27, 2026 and then closing at $5.47 per share on March 2, 2026, the next trading day thereafter. In the past, companies that have experienced volatility and/or declines in the market price of their stock have been subject to securities class action litigation. Securities litigation (including the cost to defend against, and any potential adverse outcome resulting from any such proceeding) can be expensive, time-consuming, damage our reputation and divert our management’s and board of directors’ attention from other business concerns, which could adversely affect our business, operating results, prospects or financial condition.

We will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time and resources to new compliance initiatives.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, Nasdaq listing requirements, and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, has made and will make some activities more difficult, time-consuming or costly, and has increased and will increase demand on our systems and resources. The Exchange Act currently requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could significantly harm our business, financial condition, results of operations and prospects. We may plan to hire additional support for financial reporting and internal controls and other finance personnel or consultants in order to improve and implement appropriate internal controls and reporting procedures, which will increase our costs and expenses.

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

On March 23, 2026, we filed a shelf Registration Statement on Form S-3 (File No. 333-294537) that became effective on April 3, 2026, which allows us to undertake various equity and debt offerings up to $400.0 million. In addition, on March 23, 2026, we entered into an Equity Distribution Agreement with the Agent, pursuant to which we may offer and sell from time to time through the Agent up to $150.0 million in shares of our common stock. As of June 30, 2026, we have not sold any shares of common stock under the ATM Facility.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity or equity-linked securities.

The 725,990 shares of our common stock that are subject to outstanding options under the 2017 Stock Plan, as amended, as of June 30, 2026 became eligible for sale in the public market after our IPO, to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of our common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of 5,710,444 shares of our outstanding common stock, or approximately 26.1% of our total outstanding common stock as of July 31, 2026, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could adversely affect the trading price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

On February 12, 2025, our registration statement on Form S-1 (File No. 333-284440) for our IPO was declared effective by the SEC. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on February 13, 2025. As of June 30, 2026, we estimate that we have used approximately $82.9 million of the proceeds from our IPO for general corporate purposes, including to fund the clinical development of ARD-101 and our other clinical and preclinical activities, as well as operating expenses. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities, or to any of our affiliates.

(c) Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the quarter ended June 30, 2026, none of our officers or directors adopted or terminated any such trading arrangements, except as described in the table below:

Name & Title	Date Adopted	Type of Plan	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement	Duration
Nelson Sun, Chief Financial Officer and Chief Operating Officer	June 11, 2026	Rule 10b5-1 trading arrangement	76,754	December 31, 2026*

*The trading arrangement permits transactions through and including the earlier to occur of (a) the date that all shares subject to the trading arrangement have been sold and (b) the date listed in the table.

Item 6. Exhibits

Exhibit Number	Description of Document

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (File No. 001-42513), filed on February 14, 2025).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of Amendment No. 1 of our Registration Statement on Form S-1/A (File No. 333-284440), filed on February 6, 2025).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 of our Registration Statement on Form S-1/A (File No. 333-284440), filed on February 6, 2025).

10.1*+	Letter agreement, Re: Retention Bonus, dated June 10, 2026, between the Company and Nelson Sun.

10.2*+	Letter agreement, Re: Retention Bonus, dated June 10, 2026, between the Company and Manasi Jaiman, M.D., Ph.D.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1†	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory plan.

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AARDVARK THERAPEUTICS, INC.

Date: August 11, 2026	By:	/s/ Tien-Li Lee, M.D.
Tien-Li Lee, M.D.
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Nelson Sun
Nelson Sun
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)