Form 10-Q
period 2026-09-30
Aardvark Therapeutics, Inc.
filed 2026-11-13
CIK 1774857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of Registrant’s common stock outstanding as of November 2, 2026 was 21,891,271.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AARDVARK THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,335	$47,051
Short-term investments	13	62,976
Prepaid expenses and other current assets	3,758	1,859
Total current assets	64,106	111,886
Operating lease right-of-use asset	532	355
Other assets	162	4,940
Total assets	$64,800	$117,181
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,589	$2,072
Accrued liabilities	5,032	8,035
Operating lease liability, current portion	413	441
Total current liabilities	7,034	10,548
Operating lease liability, net of current portion	159	—
Total liabilities	7,193	10,548
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.00001 par value; 10,000,000 shares authorized at September 30, 2026 and December 31, 2025; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value; 490,000,000 shares authorized at September 30, 2026 and December 31, 2025; 21,889,271 and 21,815,353 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	228,686	222,470
Accumulated other comprehensive income	—	81
Accumulated deficit	(171,079)	(115,918)
Total stockholders’ equity	57,607	106,633
Total liabilities and stockholders’ equity	$64,800	$117,181

See accompanying notes to unaudited condensed consolidated financial statements.

AARDVARK THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$15,670	$13,737	$42,692	$34,637
General and administrative	4,047	3,966	14,573	9,384
Total operating expenses	19,717	17,703	57,265	44,021
Loss from operations	(19,717)	(17,703)	(57,265)	(44,021)
Other income (expense), net:
Unrealized (loss) gain on short-term investments	(8)	36	(19)	14
Interest and dividend income	539	1,351	2,123	4,014
Total other income, net	531	1,387	2,104	4,028
Net loss	$(19,186)	$(16,316)	$(55,161)	$(39,993)
Net loss per share of common stock, basic and diluted (Note 3)	$(0.88)	$(0.75)	$(2.52)	$(2.12)
Weighted-average shares used in net loss per share calculation (Note 3)	21,886,684	21,713,858	21,849,902	18,897,489

Comprehensive loss:
Net loss	$(19,186)	$(16,316)	$(55,161)	$(39,993)
Unrealized gain (loss) on short-term investments	—	85	(81)	82
Comprehensive loss	$(19,186)	$(16,231)	$(55,242)	$(39,911)

See accompanying notes to unaudited condensed consolidated financial statements.

AARDVARK THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock
	Outstanding Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2026	21,884,158	$—	$226,690	$—	$(151,893)	$74,797
Exercise of common stock options	5,113	—	22	—	—	22
Stock-based compensation expense	—	—	1,974	—	—	1,974
Net loss	—	—	—	—	(19,186)	(19,186)
Balance, September 30, 2026	21,889,271	$—	$228,686	$—	$(171,079)	$57,607

Balance, December 31, 2025	21,815,353	$—	$222,470	$81	$(115,918)	$106,633
Exercise of common stock options	6,833	—	29	—	—	29
Issuance of common stock under employee stock purchase plan	67,085	—	259	—	—	259
Stock-based compensation expense	—	—	5,928	—	—	5,928
Unrealized loss on short-term investments	—	—	—	(81)	—	(81)
Net loss	—	—	—	—	(55,161)	(55,161)
Balance, September 30, 2026	21,889,271	$—	$228,686	$—	$(171,079)	$57,607

See accompanying notes to unaudited condensed consolidated financial statements.

AARDVARK THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Outstanding Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, June 30, 2025	—	$—	21,693,016	$—	$218,932	$(3)	$(82,004)	$136,925
Exercise of common stock options	—	—	48,372	—	171	—	—	171
Vesting of restricted common stock	—	—	3,877	—	12	—	—	12
Stock-based compensation expense	—	—	—	—	1,500	—	—	1,500
Unrealized gain on short-term investments	—	—	—	—	—	85	—	85
Net loss	—	—	—	—	—	—	(16,316)	(16,316)
Balance, September 30, 2025	—	$—	21,745,265	$—	$220,615	$82	$(98,320)	$122,377

Balance, December 31, 2024	96,941,453	$126,756	4,066,969	$—	$3,684	$—	$(58,327)	$(54,643)
Issuance of common stock in initial public offering, net of discounts and issuance costs of $10.4 million	—	—	6,120,661	—	87,495	—	—	87,495
Conversion of convertible preferred stock into common stock upon initial public offering	(96,941,453)	(126,756)	11,439,838	—	126,756	—	—	126,756
Exercise of common stock options	—	—	106,430	—	276	—	—	276
Vesting of restricted common stock	—	—	11,367	—	37	—	—	37
Stock-based compensation expense	—	—	—	—	2,367	—	—	2,367
Unrealized gain on short-term investments	—	—	—	—	—	82	—	82
Net loss	—	—	—	—	—	—	(39,993)	(39,993)
Balance, September 30, 2025	—	$—	21,745,265	$—	$220,615	$82	$(98,320)	$122,377

See accompanying notes to unaudited condensed consolidated financial statements.

AARDVARK THERAPEUTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(55,161)	$(39,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,928	2,367
Non-cash lease expense	269	296
Unrealized loss (gain) on short-term investments	19	(14)
Amortization of discount on short-term investments	(137)	(1,073)
Depreciation expense	32	26
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,847	(5,591)
Accounts payable	(483)	2,611
Accrued liabilities	(3,003)	4,243
Operating lease liability	(315)	(234)
Net cash used in operating activities	(50,004)	(37,362)
Investing activities:
Purchases of short-term investments	—	(124,651)
Maturities/sales of short-term investments	63,000	50,777
Purchases of property and equipment	—	(95)
Net cash provided by (used in) investing activities	63,000	(73,969)
Financing activities:
Proceeds from sale and issuance of common stock in initial public offering, net of underwriting discounts	—	91,075
Financing costs paid in connection with initial public offering	—	(2,387)
Proceeds from issuance of common stock under employee stock purchase plan	259	—
Proceeds from exercises of common stock options	29	287
Net cash provided by financing activities	288	88,975
Net increase (decrease) in cash and cash equivalents	13,284	(22,356)
Cash and cash equivalents at beginning of period	47,051	61,641
Cash and cash equivalents at end of period	$60,335	$39,285
Supplemental schedule of non-cash financing activity:
Operating right-of-use assets in exchange for operating lease liability	$446	$—
Conversion of convertible preferred stock into common stock upon initial public offering	$—	$126,756

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

Reverse Stock Split

On February 5, 2025, the Company effected a one-for-8.474 reverse stock split of its common stock (the "Reverse Stock Split"). The par value and the authorized shares of the common stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock and the conversion ratio of the convertible preferred stock have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

Liquidity

As of September 30, 2026, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, discovering ARD-101, establishing and maintaining its intellectual property portfolio, conducting research, preclinical studies and clinical trials, manufacturing ARD-101 and related raw materials, and providing general and administrative support for these operations. The Company does not have any products approved for sale and has not generated any revenue to date. In addition, the Company has a limited operating history, has incurred significant net losses and negative cash flows from operations since its inception and expects that its operating losses and negative cash flows from operations will continue for the foreseeable future. As of September 30, 2026, the Company had an accumulated deficit of $171.1 million.

The Company believes its cash, cash equivalents and short-term investments of $60.3 million as of September 30, 2026 will be sufficient for the Company to continue as a going concern for at least one year following the date that the unaudited condensed consolidated financial statements are available to be issued.

The Company will be required to raise additional capital and plans to finance its cash needs through public or private equity or debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements, as well as equity financings through the Equity Distribution Agreement the Company entered into with Piper Sandler & Co. (the “Agent”) in March 2026 (the “Equity Distribution Agreement”) for the sale of up to $150.0 million of the Company’s common stock. However, there can be no assurance that the Company will be able to obtain additional funding on acceptable terms, or at all. If the Company is not able to secure adequate additional funding, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or delay or reduce the scope of its planned development programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

Unaudited Condensed Consolidated Interim Financial Information

The accompanying condensed consolidated interim financial statements and notes for the three and nine months ended September 30, 2026 and 2025 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for the interim periods presented. The consolidated results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period.

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

Short-Term Investments

Short-term investments consist of investments in corporate equity securities with readily determinable fair values and short-term debt obligations of the U.S. Treasury with original maturities in excess of three months. The investments in corporate equity securities with readily determinable fair values are reported at fair value with changes in fair value recorded in the unaudited condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2026, unrealized losses of $8,000 and $19,000, respectively, were reported in other income (expense), net in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2025, unrealized gains of $36,000 and $14,000, respectively, were reported in other income (expense), net in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on certain investments. For all periods presented, comprehensive loss includes unrealized gains and losses on short-term investments, if any.

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

3.
Net Loss Per Share

Basic net loss per share of common stock attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. The Company excluded 1,899 and 5,402 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2025, respectively. No shares were excluded from the weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2026.

Basic and diluted net loss attributable to common holders per share is presented in conformity with the two-class method required for participating securities as the convertible preferred stock was considered participating securities because it participated in dividends with the common stock. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of all series of convertible preferred stock and the holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods. Accordingly, for the three and nine months ended September 30, 2026 and 2025, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.

The Company excluded the following potential shares of its common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	September 30,
	2026	2025
Options to purchase common stock	3,699,190	2,934,712
Employee Stock Purchase Plan shares	13,405	11,137
Total	3,712,595	2,945,849

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

As of September 30, 2026 and December 31, 2025, assets measured at fair value on a recurring basis were as follows (in thousands):

	September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents
Money market mutual funds	$52,715	$52,715	$—	$—
Total cash equivalents	$52,715	$52,715	$—	$—
Short-term investments
Scilex Holding Company common stock	$13	$13	$—	$—
Sorrento Therapeutics, Inc. common stock	—	—	—	—
Total short-term investments	$13	$13	$—	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents
Money market mutual funds	$29,379	$29,379	$—	$—
U.S. Treasury obligations	4,999	—	4,999	—
Total cash equivalents	$34,378	$29,379	$4,999	$—
Short-term investments
Scilex Holding Company common stock	$30	$30	$—	$—
Sorrento Therapeutics, Inc. common stock	2	2	—	—
U.S. Treasury obligations	62,944	—	62,944	—
Total short-term investments	$62,976	$32	$62,944	$—

There were no transfers in or out of Level 3 during the three and nine months ended September 30, 2026 and 2025.

The Company determines the fair value of its money market mutual funds and treasury bonds based upon quoted prices in active markets for identical and similar assets as applicable. At September 30, 2026 and December 31, 2025, the Company did not hold any investments, within cash equivalents, that were in a material unrealized gain or loss position.

5.
Short-Term Investments

The following table summarizes the available-for-sale debt investment securities held at December 31, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury obligations	$62,863	$81	$—	$62,944
Total	$62,863	$81	$—	$62,944

There were no available-for-sale debt investment securities held at September 30, 2026.

6.
Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid assets and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid research and development costs	$3,122	$756
Other	636	1,103
Total prepaid expenses and other current assets	$3,758	$1,859

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Research and development costs	$1,662	$4,700
Compensation-related expenses	3,011	2,913
Other	359	422
Total accrued liabilities	$5,032	$8,035

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

ATM Facility

In March 2026, the Company entered into the Equity Distribution Agreement pursuant to which the Company may, from time to time, offer and sell through the Agent shares (the “Shares”) of its common stock (the “ATM Facility”). The issuance and sale of the Shares, if any, will be made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-294537), filed with the Securities and Exchange Commission on March 23, 2026, including the equity distribution agreement prospectus (the “Equity Distribution Agreement Prospectus”) contained therein. Pursuant to the Equity Distribution Agreement Prospectus, the Company may offer and sell Shares having an aggregate offering price of up to $150.0 million. The Equity Distribution Agreement provides that the Company will pay the Agent a commission at a rate of 3.0% of the gross sales price per Share sold under the Equity Distribution Agreement. The Company has no obligation to sell any Shares under the Equity Distribution Agreement. As of September 30, 2026, no shares of common stock have been sold under the ATM Facility.

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

In August 2026, the Company's stockholders approved a proposal to reprice certain eligible outstanding stock options. In accordance with the foregoing, on November 6, 2026, an aggregate of 2,445,497 options to purchase common stock had their exercise prices reduced to $1.26 (the “New Exercise Price”), provided that a holder of a repriced option must remain in Continuous Service (as defined in the applicable equity plan governing such option) with the Company from November 6, 2026 until the earlier of (A) November 6, 2027 or (B) a Change in Control during the holder’s Continuous Service with the Company (upon which the holder’s option will accelerate in full) (such period, the “Retention Period”). Moreover, if any repriced option is exercised prior to the end of the Retention Period, the exercise price per share for such exercise shall be the original exercise price per share, and not the New Exercise Price.

Stock-Based Compensation Expense

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expense	$777	$571	$2,259	$1,065
General and administrative expense	1,197	929	3,669	1,302
Total stock-based compensation expense	$1,974	$1,500	$5,928	$2,367

As of September 30, 2026, the unrecognized compensation cost related to outstanding time-based options was $20.2 million and is expected to be recognized over a weighted-average period of 2.6 years.

Employee Stock Purchase Plan

In January 2025, the Company’s board of directors adopted the 2025 Employee Stock Purchase Plan (the "ESPP"), which became effective on February 11, 2025. The ESPP permits participants to purchase common stock through payroll deductions of up to 100% of their eligible compensation. Initially, a total of 215,000 shares of common stock was reserved for issuance under the ESPP. The first offering period under the ESPP commenced in April 2025. Stock compensation expense for all periods presented related to the ESPP was immaterial. As of September 30, 2026, the unrecognized compensation cost related to current offering periods under the ESPP was $0.5 million and is expected to be recognized over a weighted-average period of 1.0 year.

8.
Commitments and Contingencies

Acquisition-Related Liabilities

The Company has previously acquired the rights to certain intellectual property in exchange for upfront cash payments and the sellers’ right to receive additional consideration upon the achievement of specified regulatory and commercial milestones associated with products developed by the Company utilizing the acquired in-process research and development. At September 30, 2026, potential future regulatory and commercial milestone payments under these agreements totaled an aggregate of approximately $180.5 million.

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

On August 14, 2026, a putative securities class action captioned Wonderly v. Aardvark Therapeutics, Inc., et al., Case No. 3:26-cv-04643-BJC-GC (the “Wonderly Litigation”), was filed in the United States District Court for the Southern District of California (the “Court”) against the Company and certain of its officers and directors. The operative complaint alleges that the Company made materially false and/or misleading statements or omissions concerning the safety profile of ARD-101, and its clinical, regulatory and commercial prospects. The alleged class period is February 13, 2025 through May 14, 2026. The litigation is in its preliminary stages and the parties have filed a stipulation providing that, following appointment of the lead plaintiff, which is expected to occur on or about November 12, 2026, counsel will meet and confer to establish a schedule for the filing of an amended complaint and the Company’s anticipated motion to dismiss.

The Company strongly disagrees with the allegations and intends to vigorously defend itself and the individual defendants, including by bringing a pleading challenge to any anticipated amended complaint. Given the preliminary stage of the litigation, including the fact that an amended complaint has not yet been filed and the parties have not briefed the anticipated motion to dismiss, it is too early to make any meaningful determination regarding the Company's potential exposure, risks or liability. Accordingly, the Company has determined, in accordance with applicable accounting principles, that the loss or range of losses that it may incur is not probable or reasonably estimable at this time and has therefore not recorded a liability for this matter. The Company cannot predict the timing, outcome, or ultimate impact of this proceeding at this time. Regardless of outcome, litigation can have an adverse impact on the Company due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. Other than the Company's obligation to indemnify the officers and directors named as defendants in the Wonderly Litigation described above, there are no pending claims under these indemnification arrangements. As of September 30, 2026, no amounts have been accrued in its unaudited condensed consolidated financial statements.

9.
Related Party Transactions

The Company’s Chief Executive Officer is a member of the board of directors of Aardwolf Therapeutics, Inc. (Note 10).

10.
Aardwolf Spinoff

In May 2022, through a series of transactions, the Company spun off certain assets of the Company (the "Spinoff") to Aardwolf Therapeutics, Inc. (“Aardwolf”). In accordance with authoritative guidance, the Company has determined that it holds a variable interest in Aardwolf and Aardwolf meets the definition of a variable interest entity (“VIE”) as Aardwolf does not have the ability to finance its activities without additional subordinated financial support and its equity investors will not absorb their proportionate share of expected losses. However, as the Company does not have both (i) the power to direct the economically significant activities of Aardwolf and (ii) the obligation to absorb losses of, or the right to receive benefits from, Aardwolf, the Company is not considered the primary beneficiary of Aardwolf and has not consolidated the financial position or results of operations of Aardwolf in the accompanying unaudited condensed consolidated financial statements, although Aardwolf is considered a related party of the Company. The Company will continuously perform this assessment, as changes to existing relationships or future transactions may result in the consolidation or deconsolidation of a VIE. At September 30, 2026 and December 31, 2025, the maximum exposure to loss was zero.

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

Segment net loss, including significant segment expenses regularly provided to the CODM, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expenses:
Research expenses	$11,962	$10,467	$31,489	$26,156
Personnel-related (including stock-based compensation expense)	3,493	3,046	10,574	7,776
Facilities-related and other allocated costs	215	224	629	705
Total Research and development expenses	15,670	13,737	42,692	34,637
General and administrative expenses	4,047	3,966	14,573	9,384
Interest and dividend income	(539)	(1,351)	(2,123)	(4,014)
Unrealized (gains) losses on short-term investments	8	(36)	19	(14)
Net loss	$19,186	$16,316	$55,161	$39,993

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements about us and our industry within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned preclinical studies and clinical trials, results of preclinical studies and clinical trials, research and development plans and costs, plans for manufacturing, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “might,” “should,” “would,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “outlook,” “projects,” “forecast,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

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
•
our ability to engage with regulatory authorities regarding potential future clinical development, commence future clinical trials if appropriate and successfully develop our product candidates;
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

We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations or growth prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Part II, Item 1A, “Risk Factors”, of this Quarterly Report, this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this Quarterly Report and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission (SEC) after the date of this Quarterly Report.

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

ARD-101 has limited systemic absorption, which we believe reduces the potential for systemic toxicity and has contributed to ARD-101 being well-tolerated in our Phase 1 and 2 trials. We have completed a Phase 1 clinical trial of ARD-101 in healthy volunteers and a Phase 2 clinical trial in subjects with hyperphagia associated with Prader-Willi Syndrome (PWS). The Phase 2 clinical trial in hyperphagia associated with PWS evaluated two dosing regimens over 28 days followed by a 14-day withdrawal period. In Part 1 of the trial, 12 subjects completed the treatment period at a fixed dose of 200 mg delivered orally twice daily (BID). These 12 subjects that completed treatment had no significant treatment-related adverse events and, of these subjects, eight completed the Hyperphagia Questionnaire for Clinical Trials (HQ-CT), with seven having complete post–database lock datasets. In this subgroup of seven, the mean decline at day 28 was approximately 9 points. In Part 2 of the trial, four subjects were dosed under a revised protocol: 400 mg BID for seven days, followed by 600 mg BID for seven days and ending with 800 mg BID for 14 days. The four subjects that completed the trial per protocol had only grade 1 treatment-related adverse events and showed a decrease in HQ-CT of approximately eight points at 28 days. Thus, in our completed Phase 2 clinical trial in subjects with hyperphagia associated with PWS, ARD-101 was shown to be well-tolerated and demonstrated clinical activity through a reduction in HQ-CT scores. A recently published paper reported that, in a placebo-controlled clinical trial involving subjects with obesity, ARD-101 reduced self-reported hunger, while in a separate placebo-controlled clinical trial involving fasted healthy subjects, ARD-101 enhanced post-dose GLP-1 and PYY levels, with trends toward increased CCK and reduced total ghrelin levels (Mol Metab. 2026 Apr:106:102340).

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

In February 2026, we voluntarily paused enrollment and dosing in the HERO and OLE trials for ARD-101, and the POWER trial and planned STRENGTH trial for ARD-201, following reversible cardiac observations in a healthy volunteer study. Subsequently, in May 2026, the FDA placed the ARD-101 program on clinical hold, citing both the cardiac observations in the healthy volunteer study and a serious cardiac adverse event in the HERO trial (due to a drug-drug interaction with pitolisant), and provided us with guidance for a required human safety study to resume clinical exploration of ARD-101 in PWS. In June 2026, we terminated the HERO and OLE clinical trials. In October 2026, the FDA lifted the clinical hold on our Investigational New Drug (IND) application for ARD-101 for the treatment of hyperphagia in PWS. The FDA lifted the hold following our submission of data from the additional human safety study required by the FDA, which was conducted in healthy volunteers, as well as an in vitro cardiac sodium channel (NaV1.5) study. In the clinical safety study, 45 participants received ARD-101 at 200 mg twice daily and 42 participants received ARD-101 at 400 mg twice daily. No prolongation of the QRS interval or the QT interval was observed at either dose. The FDA has agreed that we may conduct an open-label trial at 200 mg twice daily in patients with PWS. We have proposed a clinical development plan for discussion with the FDA.

Following the lifting of the clinical hold on ARD-101 by the FDA, we requested a meeting with the FDA, which has been scheduled for the first quarter of 2027, to discuss our proposed clinical development plan for ARD-101 for the treatment of hyperphagia in patients with PWS. Our ability to advance the program is contingent upon several factors, including, without limitation: (i) our reaching alignment with the FDA on the design and protocol for a new Phase 3 trial; and (ii) our ability to raise sufficient capital to fund such a program. There can be no assurance that these conditions will be satisfied on the timeline we anticipate, or at all.

Exploratory Data from the HERO and OLE Trials

On October 23, 2026, we reported exploratory efficacy and safety data from the terminated HERO and OLE trials. HERO randomized 67 of the planned 90 participants and was terminated early. Because the HERO trial terminated prior to completion, the primary endpoint was not assessable, and any available data are considered exploratory, observational, inconclusive and too limited to support reliable interpretation. Despite the incomplete trial, we believe the exploratory efficacy observations and safety findings support continued development of ARD-101 for PWS. Key observations include:

•
Change in HQ-CT scores. HQ-CT scores decreased in both treatment groups, with numerically greater reductions for ARD-101 than placebo at Weeks 2, 4, and 8. Due to early termination, evaluable participants declined from 30 (ARD-101) and 31 (placebo) at Week 2 to 11 and 13, respectively, at Week 12, limiting interpretation of the exploratory findings. See Figure 1.
•
Observations with Treatment Withdrawal. Following treatment discontinuation, scores in the ARD-101 group trended toward baseline, while placebo scores showed less change. See Figure 2.
•
Clinician-rated severity (CGI-S). Exploratory analyses showed numerically greater improvements in CGI-S with ARD-101 than placebo at all scheduled visits in participants with baseline HQ-CT scores ≥13. See Figure 3.
•
OLE trial. Participants transitioning from placebo to ARD-101 experienced an additional 6-point HQ-CT reduction after four weeks. Across OLE participants, mean improvement from HERO baseline was 11.8 points. The OLE trial was open-label and uncontrolled. See Figures 4 and 5.
•
Tolerability. ARD-101 was generally well tolerated, with mostly mild to moderate adverse events. Treatment-emergent adverse events occurred in 52% of ARD-101 participants versus 50% on placebo, and treatment-related adverse events occurred in 15% versus 21%, respectively. One serious cardiac adverse event occurred at 800 mg twice daily in a participant taking pitolisant, a CYP2D6 substrate. The FDA concurred that the event was due to a drug-drug interaction with pitolisant.

ARD-201

Our second TAS2R program, ARD-201, was planned to be a fixed-dose combination of ARD-101 and a dipeptidyl peptidase-4 (DPP-4) inhibitor for the treatment of obesity and obesity-related conditions, including the prevention of weight regain following treatment with GLP-1 receptor agonists, which we believe may address an important unmet need in the long-term management of obesity. We initiated a Phase 2 clinical trial, which we refer to as the POWER (Prevention Of WEight Regain) trial, in December 2025, to explore the efficacy of ARD-201 in the prevention of weight regain among patients who have successfully lost over 15% of body weight on GLP-1RA therapy. In addition, we had planned to initiate a second Phase 2 trial for ARD-201 in the first half of 2026, which we refer to as the STRENGTH (Sitagliptin and TAS2R for weight Reduction with Exercise, Nutrition, and GLP-1RA Trial and Hunger assessment) trial. Development of ARD-201, including the POWER trial and the planned STRENGTH trial, is currently paused. Because ARD-201 contains ARD-101 as a component of the planned combination therapy, the timing of resuming development of ARD-201 depends on future regulatory discussions regarding the ARD-101 program. We intend to provide updates regarding the ARD-201 program as appropriate.

Following the FDA’s clinical hold on the ARD-101 program in May 2026, which was lifted in October 2026, we implemented a workforce reduction in the second quarter of 2026 to align our organization and cost structure with our revised operating priorities while maintaining the capabilities we believe are necessary to support our ongoing activities and potential future development plans for ARD-101.

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

We have incurred significant net losses and negative cash flows from operations since our inception and, as of September 30, 2026, we had an accumulated deficit of $171.1 million. Our net losses for the nine months ended September 30, 2026 and 2025 were $55.2 million and $40.0 million, respectively. We expect our net losses to continue for the foreseeable future as we:

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

From inception and up to the date of our initial public offering (IPO) in February 2025, we had raised a total of $129.1 million in gross proceeds to fund our operations from the sale and issuance of shares of our convertible preferred stock. In February 2025, we completed our IPO with the sale of 6,120,661 shares of common stock, which included the partial exercise by the underwriters of their option to purchase 232,661 additional shares, at an IPO price of $16.00 per share and received net proceeds of approximately $87.5 million. As of September 30, 2026, we had cash, cash equivalents and short-term investments of $60.3 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations through 2027. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In February 2026, we voluntarily paused enrollment and dosing in the Phase 3 HERO trial and the OLE trial for ARD-101, and voluntarily paused development of ARD-201, including the POWER trial and the planned STRENGTH trial, based on reversible cardiac observations in a healthy volunteer study of ARD-101. Subsequently, the FDA placed the ARD-101 program on clinical hold in May 2026 and we terminated the HERO and OLE clinical trials in June 2026. In October 2026, the FDA lifted the clinical hold on our IND for ARD-101. The termination of these trials, the prior clinical hold on the ARD-101 program, the pause in ARD-201 development and our revised operating plan may affect the timing and amount of our future expenditures and our need for additional capital, depending on the outcome of our ongoing regulatory activities and interactions with the FDA, including our meeting with the FDA scheduled for the first quarter of 2027 to seek alignment on our Phase 3 program.

We do not have any products approved for sale and have not generated any revenue to date. We do not expect to generate any revenue from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and may never occur. We will need substantial additional funding in addition to the net proceeds of our IPO to support our continuing operations and pursue our long-term business plan, including to complete any new Phase 3 clinical trial for ARD-101 and the overall development and commercialization of ARD-101 and our other product candidates, if approved. Accordingly, until such time as we can generate significant revenue from sales of ARD-101 or our other product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our research and development programs or other operations, or grant rights to develop and market our product candidates that we would otherwise prefer to develop and market ourselves.

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

We have not yet built out a marketing or sales organization or commercial infrastructure. We intend to build the necessary sales, marketing and commercialization capabilities and infrastructure over time as our product candidates advance through clinical development and if and when our product candidates receive regulatory approval. We expect to spend a significant amount in commercial development and marketing costs prior to obtaining regulatory and marketing approval of one or more of our product candidates.

Macroeconomic Trends

We may be affected by unfavorable economic conditions and challenges in the United States and abroad, such as the effects of the ongoing conflicts in the Middle East, including the war in Iran and its surrounding regions, and between Russia and Ukraine, sanctions against Russia, disruptions in the banking industry and inflationary trends. The first nine months of fiscal year 2026 and fiscal years 2025 and 2024 were marked by significant market uncertainty and increasing inflationary pressures. These market dynamics are expected to continue for the remainder of 2026, and these and similar adverse market conditions may negatively impact our business, financial position, results of operations and growth prospects. For further discussion of the potential impacts of macroeconomic events on us, refer to Part II, Item 1A, “Risk Factors”, of this Quarterly Report.

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

We do not track our research and development expenses on a program-specific basis or allocate our internal costs associated with our discovery and development efforts because these costs are deployed across multiple programs and, as such, are not separately classified. Since our inception and through September 30, 2026, substantially all of our external costs have been related to the research and development of ARD-101.

Although R&D activities are central to our business model, the successful development of ARD-101 and our other product candidates is highly uncertain. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of ARD-101 or any other current or future product candidates due to the inherently unpredictable nature of preclinical and clinical development. There are numerous factors associated with the successful development of a product candidate, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future regulatory factors beyond our control may impact our clinical development programs. Product candidates in later stages of development generally have higher development costs than those in earlier stages of development. In the near-term, while we align with the FDA on future development plans for ARD-101, we expect our R&D expenses to be lower than the comparative periods of the prior year, although we expect our R&D expenses to increase over current levels as we resume clinical activities.

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

In the near-term, we expect our G&A expenses to be lower than comparative periods of the prior year, reflecting the reduced scope of our operations while we align with the FDA on future development plans for the ARD-101 program. If we advance the ARD-101 program following such alignment and are able to obtain additional financing to do so, we expect our general and administrative expenses to increase as we support our operations as a public company and our research and development activities.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on our invested cash and cash equivalents, dividend income and changes in the fair value of equity securities held as investments.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for each of the periods indicated:

	Three Months Ended September 30,
	2026	2025	Change
(in thousands)
Operating expenses:
Research and development	$15,670	$13,737	$1,933
General and administrative	4,047	3,966	81
Total operating expenses	19,717	17,703	2,014
Loss from operations	(19,717)	(17,703)	(2,014)
Other income, net	531	1,387	(856)
Net loss	$(19,186)	$(16,316)	$(2,870)

Research and Development Expenses

The following table summarizes our R&D expenses for each of the periods indicated:

	Three Months Ended September 30,
	2026	2025	Change
(in thousands)
External costs	$11,962	$10,467	$1,495
Internal costs:
Personnel-related (including stock-based compensation expense)	3,493	3,046	447
Facilities-related (including depreciation) and other allocated costs	215	224	(9)
Total internal costs	3,708	3,270	438
Total R&D expenses	$15,670	$13,737	$1,933

R&D expenses were $15.7 million and $13.7 million for the three months ended September 30, 2026 and 2025, respectively. The $1.9 million increase for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 resulted primarily from an increase of $1.5 million for external expenses incurred for CMC, clinical and toxicology studies primarily related to an increase in costs in connection with a cardiac safety study of ARD-101, partially offset by a decrease in the clinical development costs of ARD-101 resulting from the voluntary pause and subsequent termination of our Phase 3 HERO and OLE trials, the voluntary pause of the development of ARD-201, including the POWER trial and planned STRENGTH trial, and the subsequent clinical hold on our IND for ARD-101, which was lifted in October 2026, and a $0.4 million increase in personnel-related costs due to increased recruiting and stock-based compensation expenses.

General and Administrative (G&A) Expenses

G&A expenses remained relatively consistent at $4.0 million for each of the three months ended September 30, 2026 and 2025.

Other Income, Net

Other income, net was $0.5 million and $1.4 million for the three months ended September 30, 2026 and 2025, respectively. The $0.9 million decrease for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 resulted from lower interest income generated by our lower invested balances.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for each of the periods indicated:

	Nine Months Ended September 30,
	2026	2025	Change
(in thousands)
Operating expenses:
Research and development	$42,692	$34,637	$8,055
General and administrative	14,573	9,384	5,189
Total operating expenses	57,265	44,021	13,244
Loss from operations	(57,265)	(44,021)	(13,244)
Other income, net	2,104	4,028	(1,924)
Net loss	$(55,161)	$(39,993)	$(15,168)

Research and Development Expenses

The following table summarizes our R&D expenses for each of the periods indicated:

	Nine Months Ended September 30,
	2026	2025	Change
(in thousands)
External costs	$31,489	$26,156	$5,333
Internal costs:
Personnel-related (including stock-based compensation expense)	10,574	7,776	2,798
Facilities-related (including depreciation) and other allocated costs	629	705	(76)
Total internal costs	11,203	8,481	2,722
Total R&D expenses	$42,692	$34,637	$8,055

R&D expenses were $42.7 million and $34.6 million for the nine months ended September 30, 2026 and 2025, respectively. The $8.1 million increase for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 resulted primarily from an increase of $5.3 million for external expenses incurred for CMC, clinical and toxicology studies primarily related to the development of ARD-101 and a $2.8 million increase in personnel-related costs due primarily to increased headcount prior to the workforce reduction.

General and Administrative (G&A) Expenses

G&A expenses were $14.6 million and $9.4 million for the nine months ended September 30, 2026 and 2025, respectively. The $5.2 million increase for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 primarily resulted from a $4.5 million increase in personnel-related costs, a $0.4 million increase in facilities and other costs, and a $0.3 million increase in legal and other professional costs. The increase in non-facilities costs was partially related to commencing operations as a public company in February 2025.

Other Income, Net

Other income, net was $2.1 million and $4.0 million for the nine months ended September 30, 2026 and 2025, respectively. The $1.9 million decrease for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 resulted primarily from lower interest income generated by our lower invested balances.

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

We currently have an effective shelf Registration Statement on Form S-3 (File No. 333-294537) that became effective on April 3, 2026, which allows us to undertake various equity and debt offerings up to $400.0 million. In addition, on March 23, 2026, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (the "Agent"), pursuant to which we may offer and sell from time to time through the Agent up to $150.0 million in shares of our common stock (the "ATM Facility"). We are not obligated to sell any shares under the Equity Distribution Agreement, and the Agent is not obligated to buy or sell any shares of our common stock. We cannot provide any assurance that we will sell any shares under the Equity Distribution Agreement, or, if we do, as to the prices, amounts, or timing of any such sales. As of September 30, 2026, we have not sold any shares of common stock under the ATM Facility.

Future Funding Requirements

As of September 30, 2026, we had cash, cash equivalents and short-term investments of $60.3 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations through 2027. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies, manufacturing and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. In February 2026, we voluntarily paused enrollment and dosing in our Phase 3 HERO trial and the OLE trial for ARD-101, and voluntarily paused development of ARD-201, including the POWER trial and the planned STRENGTH trial. Subsequently, the FDA placed the ARD-101 program on clinical hold in May 2026. In October 2026, the FDA lifted the clinical hold on our IND for ARD-101. Our ongoing regulatory activities and interactions with the FDA, including our meeting with the FDA scheduled for the first quarter of 2027 to seek alignment on our Phase 3 program, may affect the timing and amount of our future expenditures.

We have incurred significant operating losses since our inception and, as of September 30, 2026, we had an accumulated deficit of $171.1 million. We expect to continue to incur operating losses for the foreseeable future.

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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Nine Months Ended September 30,
	2026	2025
(in thousands)
Net cash used in operating activities	$(50,004)	$(37,362)
Net cash provided by (used in) investing activities	63,000	(73,969)
Net cash provided by financing activities	288	88,975
Increase (decrease) in cash and cash equivalents	$13,284	$(22,356)

Operating Activities

Net cash used in operating activities was $50.0 million and $37.4 million for the nine months ended September 30, 2026 and 2025, respectively. The net cash used in operating activities during the nine months ended September 30, 2026 was primarily due to our reported net loss of $55.2 million, net of non-cash items (including unrealized losses on short-term investments, stock-based compensation expense, non-cash lease expense and amortization of discount on short-term investments) totaling $6.1 million and a $1.0 million net change of our net operating assets. The net cash used in operating activities during the nine months ended September 30, 2025 was primarily due to our reported net loss of $40.0 million, net of non-cash charges (including unrealized gains on short-term investments, stock-based compensation expense, non-cash lease expense and amortization of discount on short-term investments) totaling $1.6 million and a $1.0 million net change of our net operating assets. The increase in cash used in operations during the nine months ended September 30, 2026 in comparison to the nine months ended September 30, 2025 was primarily attributable to increased research and development and supporting activities.

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2026 was $63.0 million resulting from the sales and maturities of short-term investments during the period. Net cash used in investing activities was $74.0 million during the nine months ended September 30, 2025 primarily as a result of the purchase of short-term investments during the period, offset by maturities of short-term investments during the period and purchases of equipment.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2026 was $0.3 million resulting from the sale of common stock under our employee equity plans. Net cash provided by financing activities during the nine months ended September 30, 2025 was $89.0 million and resulted primarily from the proceeds from the sale and issuance of shares of our common stock in our IPO in February 2025 for proceeds of $91.1 million, offset by payments for IPO costs of $2.4 million.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable level of assurance as of September 30, 2026, the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are and may in the future be involved in legal proceedings arising in the ordinary course of our business. On August 14, 2026, a putative securities class action captioned Wonderly v. Aardvark Therapeutics, Inc., et al., Case No. 3:26-cv-04643-BJC-GC (Wonderly Litigation), was filed in the United States District Court for the Southern District of California (Court), against our Company and certain of our officers and directors. The operative complaint asserts claims under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. The operative complaint alleges that we made materially false and/or misleading statements or omissions concerning the safety profile of ARD-101, and our clinical, regulatory and commercial prospects. The alleged class period is February 13, 2025 through May 14, 2026. The litigation is in its preliminary stages. The deadline for investors to seek appointment as lead plaintiff was October 13, 2026, and the Court is expected to determine the appointment of lead plaintiff on or about November 12, 2026. The parties have filed a stipulation providing that, following appointment of the lead plaintiff, counsel will meet and confer to establish a schedule for the filing of an amended complaint and our anticipated motion to dismiss.

We strongly disagree with the allegations and intend to vigorously defend our Company and the individual defendants, including by bringing a pleading challenge to any anticipated amended complaint. Given the preliminary stage of the litigation, including the fact that an amended complaint has not yet been filed and the parties have not briefed the anticipated motion to dismiss, it is too early to make any meaningful determination regarding our potential exposure, risks or liability. We cannot predict the timing, outcome, or ultimate impact of this proceeding at this time. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

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
•
We may not reach alignment with the FDA on the design, dose or other aspects of a new Phase 3 trial of ARD-101, and the FDA may require additional data or a different trial design than we propose, which could delay or prevent further development of ARD-101.

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception and expect to continue to incur significant operating losses for at least the next several years. For the nine months ended September 30, 2026 and 2025, we reported a net loss of $55.2 million and $40.0 million, respectively. As of September 30, 2026, we had an accumulated deficit of $171.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. ARD-101 will require substantial additional development time and resources before we would be able to apply for or receive marketing approvals and begin generating revenue from product sales, particularly following our voluntary pause and subsequent termination of our partially completed Phase 3 clinical trial (HERO trial) of ARD-101 for hyperphagia associated with PWS. In October 2026, the FDA lifted the clinical hold on ARD-101. Following the lifting of the clinical hold, we requested a meeting with the FDA, which has been scheduled for the first quarter of 2027, to discuss our proposed clinical development plan for ARD-101 for the treatment of hyperphagia in PWS. We expect to continue to incur losses for the foreseeable future as we:

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

The development of biopharmaceutical product candidates is capital-intensive. Upon alignment with the FDA on our development plans for ARD-101 and a successful financing, we would expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we conduct our planned preclinical studies and commence any new clinical trials of ARD-101 and our other product candidates and programs, and any future product candidates we may develop. Our expenses will increase substantially if our product candidates successfully complete early clinical and other studies and also could increase beyond expectations if the FDA or comparable foreign regulatory authorities require us to perform studies in addition to those that we currently anticipate. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. In addition, we will incur additional costs associated with operating as a public company. Furthermore, if we obtain marketing approval for our product candidates, we expect to incur significant expenses related to manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of September 30, 2026, we had cash, cash equivalents and short-term investments of approximately $60.3 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations through 2027. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plan may change as a result of many factors currently unknown to us, including the outcome of our ongoing regulatory activities and interactions with the FDA, including our meeting with the FDA scheduled for the first quarter of 2027 to seek alignment on our Phase 3 program, and we may need to seek additional funds sooner than planned, through equity offerings, debt financings or other capital sources, including potential grants, collaborations, licenses and other similar arrangements. We expect to require additional funding in order to complete any new Phase 3 clinical trial for ARD-101. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Such financing may result in dilution to our stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business.

Our future capital requirements depend on many factors, including:

•
the design, timing, costs, progress, and results of our planned preclinical studies and clinical trials;
•
the outcome of our meeting with the FDA scheduled for the first quarter of 2027 to seek alignment on our Phase 3 program, including whether the FDA or comparable foreign regulatory authorities accept our clinical trial designs and development, data from our planned preclinical studies and clinical trials and other work as the basis for review and approval of our product candidates;
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

We currently have an effective shelf Registration Statement on Form S-3 (File No. 333-294537) that became effective on April 3, 2026, which allows us to undertake various equity and debt offerings up to $400.0 million. In addition, on March 23, 2026, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (the Agent), pursuant to which we may offer and sell from time to time through the Agent up to $150.0 million in shares of our common stock (the ATM Facility). As of September 30, 2026, we have not sold any shares of common stock under the ATM Facility.

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

We currently have no products that are approved for commercial sale. Our lead product candidate, ARD-101, is an oral, largely gut-restricted small-molecule agonist of certain TAS2Rs expressed on luminally accessible enteroendocrine cells lining the gut for which we previously initiated a Phase 3 clinical trial for hyperphagia associated with PWS. In February 2026, we voluntarily paused enrollment and dosing in the HERO trial and the OLE trial, and voluntarily paused the development of ARD-201, including the POWER trial and the planned STRENGTH trial, based on reversible cardiac observations in a healthy volunteer study, and in May 2026, based on those observations and a serious cardiac adverse event in the HERO trial, the FDA placed a clinical hold on our investigational new drug application (IND) for ARD-101, which the FDA subsequently lifted in October 2026. Because ARD-201 contains ARD-101 as a component of the planned combination therapy, the timing of resuming development of ARD-201 depends on future regulatory discussions regarding the ARD-101 program. We have completed our review of the unblinded data from the partially completed HERO trial and, on October 23, 2026, reported exploratory efficacy and safety data from the HERO and OLE trials, and are developing additional clinical trial protocols and evaluating updates to our program-wide safety strategy to support future discussions with the FDA regarding our proposed clinical development plan for ARD-101 in PWS. Following the lifting of the clinical hold in October 2026, we requested a meeting with the FDA, which has been scheduled for the first quarter of 2027, to discuss our proposed clinical development plan for ARD-101 for the treatment of hyperphagia in PWS. The timing of resuming clinical development remains subject to further discussions and alignment with the FDA. The success of our business, including our ability to finance our company and generate revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our lead product candidate. We cannot be certain that ARD-101 or any other current or future product candidates will receive regulatory approval or be successfully commercialized even if we receive regulatory approval.

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

The HERO trial was terminated early after randomizing 67 of the planned 90 participants, and the efficacy data from the HERO and OLE trials are exploratory. Certain of the analyses we have reported are based on small numbers of participants and statistical significance could not be assessed. Data from the OLE trial and our Phase 2 trial are open-label and uncontrolled, and comparisons across trials, doses or patient populations are subject to significant limitations. Results from exploratory, subgroup or post hoc analyses may not be predictive of the results of future clinical trials, and the FDA and other regulators may not view these data as supportive of our proposed dose, trial design or continued development of ARD-101.

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
•
our product candidates may have undesirable side effects, unforeseen adverse events, or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ECs to suspend or terminate the trials. For example, in February 2026, we voluntarily paused enrollment and dosing in the Phase 3 HERO trial and the OLE trial for ARD-101, and voluntarily paused development of ARD-201, including the POWER trial and the planned STRENGTH trial, based on reversible cardiac observations in a healthy volunteer study of ARD-101, and in May 2026, based on those observations and a serious cardiac adverse event in the HERO trial, the FDA placed a clinical hold on our IND for ARD-101, and we terminated the HERO trial and the OLE trial in June 2026 (the FDA lifted the clinical hold in October 2026);
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

We may not be able to initiate or continue our planned clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible subjects to participate in these trials. For example, we are developing ARD-101 for the treatment of hyperphagia associated with PWS. PWS is a rare disease with a limited patient pool from which to draw. In February 2026, we voluntarily paused enrollment and dosing in the Phase 3 HERO trial and the OLE trial for ARD-101, and voluntarily paused development of ARD-201, including the POWER trial and the planned STRENGTH trial, based on reversible cardiac observations in a healthy volunteer study of ARD-101, and in May 2026, based on those observations and a serious cardiac adverse event in the HERO trial, the FDA placed a clinical hold on our IND for ARD-101, and we terminated the HERO trial and the OLE trial in June 2026, and the FDA subsequently lifted the clinical hold in October 2026.

We have completed our review of the unblinded data from the partially completed HERO trial and, on October 23, 2026, reported exploratory efficacy and safety data from the HERO and OLE trials. Following the lifting of the clinical hold, we requested a meeting with the FDA, which has been scheduled for the first quarter of 2027, to discuss our proposed clinical development plan for ARD-101 in PWS. The timing of resuming clinical development remains subject to further discussions with the FDA. There can be no assurance that we will be able to commence enrollment or dosing in any new clinical trials for ARD-101 on a timely basis, or at all, which could further delay our clinical development timelines. Moreover, there is no guarantee that, if and when we commence any new clinical trials, we will not encounter further delays or difficulties in commencing enrollment and/or dosing, including due to our announcement of having voluntarily paused our clinical programs and the prior clinical hold on our IND for ARD-101, and the termination of the HERO and OLE clinical trials in June 2026.

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

Our Phase 3 HERO trial, evaluating the effect of ARD-101 on hyperphagia-related behavior in PWS, was limited to subjects 10 years of age and older after reaching alignment with the FDA in October 2025 on a protocol amendment to change the minimum age of eligibility to participate in the trial from 13 to 10 years of age or older. In December 2025, we submitted an additional protocol amendment seeking to further lower the minimum age of eligibility to participate in the trial to 7 years of age. Following the voluntary pause of our clinical programs in February 2026 and the subsequent clinical hold on our IND for ARD-101, which the FDA lifted in October 2026, we requested a meeting with the FDA, which has been scheduled for the first quarter of 2027, to discuss our proposed clinical development plan for ARD-101 in PWS. The minimum age for participation in future clinical trials remains subject to further discussions and alignment with the FDA. If we commence a new trial to evaluate ARD-101 in PWS patients, certain factors may preclude us from receiving regulatory approval to treat younger pediatric subjects, including potential disagreements regarding appropriate dose and dose escalation, product presentation for possibly lower doses, validity of patient-reported outcomes in younger, actively growing patients, and avoiding inappropriate hunger suppression in these growing individuals. We can neither predict if the FDA or comparable foreign regulatory authorities will approve the use of our product candidates or programs in younger pediatric subjects, nor provide an estimate for the timing of such approval, if any. Furthermore, if the FDA or comparable foreign regulatory authorities do not approve the use of our product candidates or programs in this population, such product candidates or programs will not be labeled for use in these subjects. Given that the median lifespan of PWS patients is currently 30 years, the size of our market opportunity in this indication will be more limited if ARD-101 is not ultimately approved in pediatric patients and does not result in a significant increase in patient lifespan.

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

Unforeseen adverse events or undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are safe and effective for use in each target indication, and failures can occur at any stage of testing. Clinical trials often fail to demonstrate safety or efficacy of the product candidate studied for the target indication. Our clinical trials of ARD-101 for the treatment of hyperphagia associated with PWS rely on measurement of reduction of hyperphagia behavior based on Hyperphagia for Clinical Trial Questionnaire (HQ-CT) scores, which are typically caregiver reported questionnaires. Because these questionnaires rely on subjective caregiver feedback, responses can be influenced by factors outside of our control, and can vary widely from day to day for a particular patient/caregiver, and from patient to patient and site to site within a clinical trial.

In February 2026, we voluntarily paused enrollment and dosing in the HERO trial and OLE trial for ARD-101, and voluntarily paused development of ARD-201, including the POWER trial and the planned STRENGTH trial, following reversible cardiac observations identified in a healthy volunteer study of ARD-101. While those observations were not reported as serious adverse events, one serious cardiac adverse event was observed in the HERO trial at 800 mg twice daily in a participant who was also taking pitolisant, a CYP2D6 substrate. In May 2026, citing both the healthy volunteer observations and this serious adverse event, the FDA placed a clinical hold on our IND for ARD-101. To investigate the cardiac findings cited by the FDA, we conducted additional human safety studies in healthy volunteers, in which we observed no prolongation of the QRS interval or the QT interval, as well as an in vitro cardiac sodium channel (NaV1.5) study. Following our submission of these data, the FDA concurred that the serious adverse event was due to a drug-drug interaction with pitolisant. We terminated the HERO trial and the OLE trial in June 2026, and the FDA lifted the clinical hold in October 2026. Although the FDA concurred that the serious cardiac adverse event was due to a drug-drug interaction, other cardiac findings could lead to additional regulatory scrutiny or changes to our development program, including restrictions on the use of concomitant medications that are CYP2D6 substrates. Certain CYP2D6 substrates are commonly used by individuals with PWS, and any such restrictions could reduce the number of patients eligible for our clinical trials, slow enrollment and, if ARD-101 is approved, limit its labeling and market opportunity. If our product candidates are associated with adverse events in clinical trials or have side effects or other characteristics that are serious or unexpected, we may need to abandon their development or limit development to more narrow uses in which the adverse events, side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. We may also be required to modify our trial plans based on findings in our clinical trials. The FDA may also require that we conduct additional studies or trials regarding the safety and efficacy of our product candidates, which we have not planned or anticipated. Such findings could further result in regulatory authorities failing to provide marketing authorization for our product candidates or limiting the scope of the approved indication, if approved. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of such product candidates.

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

*As an organization, we have not previously successfully completed pivotal clinical trials, and we may be unable to do so successfully for any product candidates we may develop.

We will need to successfully complete pivotal clinical trials in order to obtain product approval from the FDA or comparable foreign regulatory authorities to market ARD-101 or any other current or future product candidate. Carrying out pivotal clinical trials is a complicated process. We initiated a Phase 3 HERO clinical trial in hyperphagia associated with PWS in December 2024. In February 2026, we voluntarily paused enrollment and dosing in the HERO trial and the OLE trial based on reversible cardiac observations in a healthy volunteer study, and in May 2026, based on those observations and a serious cardiac adverse event in the HERO trial, the FDA placed a clinical hold on our IND for ARD-101. We terminated the HERO trial and the OLE trial in June 2026 and have since completed our review of the unblinded data from the partially completed HERO trial and OLE trial. On October 23, 2026, we reported exploratory efficacy and safety data from the HERO and OLE trials, and the FDA lifted the clinical hold that same month. We are now developing additional clinical trial protocols and evaluating updates to our program-wide safety strategy to support future discussions with the FDA regarding our proposed clinical development plan for ARD-101 in PWS. Following the lifting of the clinical hold, we requested a meeting with the FDA, which has been scheduled for the first quarter of 2027, to discuss our proposed clinical development plan for ARD-101 in PWS. The FDA may require additional controlled data to characterize the safety of ARD-101, particularly given the previously identified cardiac safety findings, which could increase the size, cost and duration of our clinical development program. The timing of resuming clinical development remains subject to further discussions and alignment with the FDA. If the FDA determines that additional nonclinical studies, dose modifications, enhanced monitoring or other protocol changes are required, our clinical development timelines could be significantly delayed. Additionally, because ARD-201 contains ARD-101 as a component, we have also voluntarily paused the development of ARD-201, including the POWER trial and the planned STRENGTH trial.

As an organization, we have not previously successfully conducted any later stage or pivotal clinical trials. In order to do so, we may need to expand our clinical management and regulatory capabilities, but may be unable to recruit and train qualified personnel. We also expect to continue to rely on third parties to conduct our later stage or pivotal clinical trials. See the subsection titled “—Risks Related to Our Dependence on Third Parties—We have relied and expect to continue to rely on third parties to conduct our preclinical studies and clinical trials, as well as investigator-initiated trials. If those third parties do not perform as contractually required, fail to satisfy legal or regulatory requirements, miss expected deadlines or terminate the relationship, our development programs could be delayed, more costly or unsuccessful, and we may never be able to seek or obtain regulatory approval for or commercialize our product candidates.” Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to submission of an NDA and approval of ARD-101 or any other current or future product candidates. In addition, no product candidate can receive FDA approval unless clinical trials show both safety and efficacy for each target indication in accordance with FDA or foreign country standards. We plan to conduct a number of clinical trials for multiple product candidates in parallel over the next several years depending on the outcome of our ongoing evaluation of potential future clinical development of ARD-101 following the termination of the HERO and OLE trials, including any redesigned trial, and our other clinical programs. This may be a difficult process to manage with our limited resources and may divert the attention of management. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates, which could adversely affect our business, operating results, prospects or financial condition.

*We may not reach alignment with the FDA on the design, dose or other aspects of a new Phase 3 trial of ARD-101, and the FDA may require additional data or a different trial design than we propose, which could delay or prevent further development of ARD-101.

In October 2026, the FDA lifted the clinical hold on ARD-101. We subsequently requested a meeting with the FDA, which has been scheduled for the first quarter of 2027, to discuss our proposed clinical development plan for ARD-101 for the treatment of hyperphagia in patients with PWS. Although the clinical hold has been lifted, the continued development of ARD-101 remains subject to further discussions with the FDA. The FDA may not agree with our proposed development approach, and we may require more than one interaction with the FDA to reach alignment on the appropriate clinical development pathway. The FDA may require modifications to our clinical development program, additional clinical or nonclinical studies, or further safety assessments, particularly in light of the previously identified cardiac safety findings associated with ARD-101. The timing and outcome of our regulatory interactions with the FDA remain uncertain.

Any additional regulatory requirements could increase the cost of, delay, or prevent the initiation and completion of future clinical trials of ARD-101, and we may not have sufficient capital to conduct the studies or trials required by the FDA. Even if we reach alignment with the FDA on a clinical development plan, the FDA could subsequently change its recommendations or require additional data. Furthermore, alignment with the FDA on a development pathway does not guarantee that the results of future clinical trials, together with existing clinical data, will be sufficient to support regulatory approval of ARD-101.

*We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on projects, initiatives, product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and management resources, we focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on the development of ARD-101 for the treatment of hyperphagia associated with PWS. As a result, we may forgo or delay pursuit of opportunities with other product candidates or for other indications for our product candidates that later prove to have greater commercial potential. Moreover, in February 2026, we voluntarily paused enrollment and dosing in the Phase 3 HERO trial and the OLE trial for ARD-101, and voluntarily paused development of ARD-201, including the POWER trial and the planned STRENGTH trial, based on reversible cardiac observations in a healthy volunteer study of ARD-101, and in May 2026, based on those observations and a serious cardiac adverse event in the HERO trial, the FDA placed a clinical hold on our IND for ARD-101. We terminated the HERO trial and the OLE trial in June 2026 and have since completed our review of the unblinded data from the partially completed HERO trial and OLE trial. On October 23, 2026, we reported exploratory efficacy and safety data from the HERO and OLE trials, and the FDA lifted the clinical hold that same month.

We continue to evaluate our clinical development program and safety strategy to support future discussions with the FDA regarding our proposed clinical development plan for ARD-101 in PWS. We requested a meeting with the FDA, which has been scheduled for the first quarter of 2027, to seek alignment on the continued clinical development of ARD-101 after coming off clinical hold in October 2026. The timing and requirements for resuming clinical development remain subject to further discussions with the FDA.

Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. We must continually assess the potential commercial viability of our research programs and product candidates, and we have in the past and may in the future decide to pause, discontinue or deprioritize development of any of our product candidates based upon such assessments, even if we obtain positive data from our product candidates in preclinical studies and clinical trials. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Disruptions at the FDA and other agencies, including as a result of reductions in force, significant organizational changes, substantial leadership departures, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, the U.S. administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. Additionally, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough certain employees and stop certain critical activities. The U.S. administration also has taken steps to reduce the number of federal employees by establishing voluntary termination programs, by position eliminations or by involuntary terminations. If funding for the FDA is reduced, if the FDA workforce is reduced, or if government shutdowns reoccur, any of these factors could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We may apply for a Breakthrough Therapy designation for ARD-101 and may do so for other current or future product candidates for one or more indications when we have placebo-controlled data and we believe that the clinical data may support such a designation for one or more product candidates. A Breakthrough Therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition with unmet medical need, and preliminary clinical evidence indicates that the drug, or biologic, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs and biologics designated as Breakthrough Therapies by the FDA may also be eligible for rolling review (submissions of portions of an application before the complete marketing application is submitted) and priority review.

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

We rely and intend to rely in the future on third-party clinical investigators, CROs, and clinical data management organizations to conduct, supervise and monitor preclinical studies and clinical trials of our current or future product candidates. In addition, third parties have conducted and we expect will continue to conduct investigator-initiated trials with our product candidates. Because we currently rely and intend to continue to rely on these third parties, we will have less control over the timing, quality and other aspects of preclinical studies and clinical trials than we would have had we conducted them independently. These parties are not, and will not be, our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. Additionally, such parties may have contractual relationships with other entities, some of which may be our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position.

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

Our current or future trademarks or trade names may be challenged, infringed, circumvented, declared generic or descriptive, or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and trade names by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

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
•
the federal civil and criminal false claims laws, including the federal False Claims Act, (FCA) which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by, Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government healthcare programs if they are deemed to “cause” the submission of false or fraudulent claims. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;
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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and its implementing regulations, mandate, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of protected health information (PHI), including individually identifiable health information, as defined under HIPAA, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as independent contractors or agents of covered entities, which include certain health care providers, health plans and healthcare clearinghouses, that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain state laws govern the privacy and security of health information and other personal data in certain circumstances, some of which are more stringent or otherwise different than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and criminal penalties;
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

In addition, there have been a number of health reform initiatives that have impacted the ACA. For example, on August 16, 2022, the Inflation Reduction Act (the IRA) became law, which, among other things eliminated the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. In addition, the IRA imposes new manufacturer financial liability on certain drugs under Medicare Part D, allowing the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, subject to certain exemptions applicable to orphan drugs. It is possible that the ACA will be subject to judicial or congressional challenges or legislative modifications in the future. It is unclear how such challenges or modifications, and the healthcare reform measures of the current administration, will impact the ACA and our business.

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

There has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. presidential executive orders, congressional inquiries, and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. The IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations. The prices of these ten drugs became effective January 1, 2026. On January 17, 2025, HHS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. Weight loss drugs, including Ozempic, Rybelsus, and Wegovy, were chosen for the drug price negotiation. Negotiated prices for this second set of drugs will be effective starting January 1, 2027. On January 27, 2026, HHS announced its selection of 15 additional drugs covered by Part D and, for the first time, Part B for the third cycle of negotiations, as well as one previously negotiated drug for renegotiation. Negotiated prices for the third cycle will be effective starting January 1, 2028. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program.

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

The Trump administration has indicated that it is pursuing policies to reduce regulations and expenditures across the government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals may, for example, include directives: (1) reducing agency workforce and cutting programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (CMMI) to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and develop a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and to standardize prices across hospitals and health plans. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved. Furthermore, on July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act was signed into law, which reduced funding to federal healthcare programs and imposed additional requirements to be eligible for healthcare, which may result in decreased access to healthcare, particularly in Medicaid programs.

At the state level, state governments have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards with the goal of imposing price limits on certain drugs in these states, and at least one state board is imposing an upper payment limit. States are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for any of our current and future product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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

Following the FDA’s clinical hold on the ARD-101 program in May 2026, which the FDA lifted in October 2026, we implemented a workforce reduction in the second quarter of 2026 to align our organization and cost structure with our revised operating priorities while maintaining the capabilities we believe are necessary to support our ongoing activities and potential future development plans for ARD-101. Workforce reductions such as this one can have unintended consequences, including attrition beyond the affected personnel, reduced employee morale, the loss of institutional knowledge and expertise, a diminished ability to attract and retain qualified personnel in the future, and distraction of our remaining employees and management. In addition, our workforce reduction may not achieve the anticipated cost savings or other intended benefits, may result in additional unforeseen costs, including in connection with severance or other termination-related obligations, and may adversely affect our ability to execute our business strategy, including our ability to reach alignment with the FDA on the design of a Phase 3 clinical trial of ARD-101, and thereafter resume clinical development of ARD-101 with our reduced workforce.

In August 2026, our stockholders approved a proposal to reprice certain eligible stock options. In accordance with the foregoing, on November 6, 2026, an aggregate of 2,445,497 options to purchase common stock had their exercise prices reduced to $1.26 (New Exercise Price), provided that a holder of a repriced option must remain in Continuous Service (as defined in the applicable equity plan governing such option) with us from November 6, 2026 until the earlier of (A) November 6, 2027 or (B) a Change in Control during the holder’s Continuous Service with us (upon which the holder’s option will accelerate in full) (such period, the “Retention Period”). Moreover, if any repriced option is exercised prior to the end of the Retention Period, the exercise price per share for such exercise shall be the original exercise price per share, and not the New Exercise Price. However, we cannot assure you that the repricing will be sufficient to retain our employees.

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

*We may expand our clinical development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of October 31, 2026, we had 27 employees and 25 full-time or part-time consultants. As our development progresses, we may experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, product development and manufacturing, regulatory affairs, quality assurance and, if any of our product candidates receives marketing approval, sales, marketing and distribution. Managing any future growth would require:

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

If we are not able to effectively expand our organization when needed by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize ARD-101 or any other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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
•
natural disasters, political and economic instability, including wars, terrorism and political unrest, including the outbreak of hostilities in Ukraine and Iran and other parts of the Middle East, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
•
failure to comply with the FCPA, including its books and records provisions and its anti-bribery provisions, by failing to maintain accurate information and control over sales activities and distributors’ activities.

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

With respect to ARD-101, Soleno Therapeutics’ (Soleno) VYKAT XR is the only approved treatment for PWS-associated hyperphagia. On April 6, 2026, Soleno announced that it entered into a definitive agreement for Neurocrine Biosciences, Inc. (Neurocrine) to acquire Soleno for $53.00 per share in cash, and the transaction closed in May 2026. We believe Neurocrine’s acquisition of Soleno may have the potential to accelerate the commercialization of VYKAT XR as Soleno has now become part of a larger organization with increased access to capital and broader commercialization capabilities. We are also aware of therapeutic candidates in development for PWS, including those from Rhythm Pharmaceuticals, Relmada Therapeutics and Bright Minds Biosciences Inc. In June 2026, Rhythm Pharmaceuticals reported preliminary six-month data from its ongoing Phase 2 trial of setmelanotide in patients with PWS, which showed improvements in hyperphagia, as measured by HQ-CT scores, in patients with moderate to severe hyperphagia.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries have and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our product candidates may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures within the United States, could further limit our net revenue and results. The IRA, for example, includes provisions that impose new manufacturer financial liability on certain drugs under Medicare Part D, allowing the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition. Orphan drugs are exempted from the Medicare drug price negotiation program, but as described in CMS guidance, this exemption applies only to products designated for one or more rare diseases or conditions and for which the only approved indications are for one or more of those diseases or conditions. Decreases in third-party reimbursement for our drug product candidate or a decision by a third-party payor to not cover our drug product candidate could reduce physician usage of the drug product candidate and have a material adverse effect on our sales, results of operations and financial condition.

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

Risks Related to Ownership of Our Common Stock and Our Status as a Public Company

Our common stock may not develop an active trading market and the price and trading volume of our shares may fluctuate significantly.

Our common stock is currently listed on the Nasdaq Global Select Market. We can provide no assurance that a more active or liquid trading market for our common stock will develop or be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.

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
•
changes in financial estimates by equity research analysts and whether our earnings (or losses) meet or exceed such estimates;
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
•
general economic, political and market conditions, acts of war or terrorism, such as the conflicts involving Ukraine and Russia, Israel or Iran and its surrounding regions, and other factors; and
•
the occurrence of any of the risks described in this Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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

We have experienced volatility in our stock price. For example, from February 13, 2025 (the date our common stock commenced trading on the Nasdaq Global Select Market) to November 2, 2026, our closing stock price ranged from $1.08 to $17.41 per share. In particular, following our announcement in February 2026 that we had voluntarily paused enrollment and dosing in the Phase 3 HERO trial and the OLE trial for ARD-101, and voluntarily paused development of ARD-201, including the POWER trial and the planned STRENGTH trial, based on reversible cardiac observations in a healthy volunteer study of ARD-101, the trading price of our common stock declined significantly, closing at $12.49 per share prior to the announcement on February 27, 2026 and then closing at $5.47 per share on March 2, 2026, the next trading day thereafter. Furthermore, from March 2, 2026 to November 2, 2026, our closing stock price ranged from $1.08 to $7.90 per share. Additionally, following our announcement after market close on October 22, 2026 that the FDA had lifted the clinical hold on our IND application for ARD-101 for the treatment of hyperphagia in PWS and our announcement before market open on October 23, 2026 reporting exploratory efficacy data from our previously terminated HERO and OLE trials, the trading price of our common stock further declined, closing at $3.95 per share on October 22, 2026, prior to the announcements, and then closing at $1.39 per share on October 23, 2026, the next trading day thereafter. When the market price of a stock has been volatile, as our stock price has been, holders of that stock have occasionally brought securities class action litigation claims against the company that issued the stock. For example, on August 14, 2026, a putative securities class action captioned Wonderly v. Aardvark Therapeutics, Inc., et al., Case No. 3:26-cv-04643-BJC-GC (Wonderly Litigation), was filed in the United States District Court for the Southern District of California (Court), against our Company and certain of our officers and directors. The operative complaint asserts claims under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the

Exchange Act. The operative complaint alleges that we made materially false and/or misleading statements or omissions concerning the safety profile of ARD-101, and our clinical, regulatory and commercial prospects. The alleged class period is February 13, 2025 through May 14, 2026. See Part II, Item 1, “Legal Proceedings”, of this Quarterly Report for additional detail regarding the Wonderly Litigation. Additional stockholders may bring similar lawsuits against us. Even if without merit, the Wonderly Litigation or any similar lawsuit could result in substantial defense costs and could also divert the time and attention of our management.

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

As of November 2, 2026, our executive officers, directors and holders of 5% or more of our capital stock beneficially owned approximately 52.2% of the outstanding shares of our common stock. As a result, such stockholders, acting together, have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, amendments of our organizational documents, the election and removal of directors and approval of any major corporate transactions, as well as our management and business affairs. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay, defer or prevent a change of control of our company, impede a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquirer from making a tender offer or otherwise attempt to obtain control of our business, even if such a transaction would benefit our other stockholders. This could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

*We and certain of our directors and officers are, and may in the future be, subject to securities litigation, which is expensive and could divert management attention.

We are currently named as a defendant in the Wonderly Litigation, as described under the heading “Our stock price may be volatile, which could result in substantial losses for investors purchasing shares of our common stock” above and further described in Part II, Item 1, “Legal Proceedings”, of this Quarterly Report. We may be the target of additional securities litigation in the future, including based on volatility in the market price of our stock. The stock market in general, and Nasdaq and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. The market price of our common stock is volatile. For example, following our announcement in February 2026 that we had voluntarily paused enrollment and dosing in the Phase 3 HERO trial and the OLE trial for ARD-101, and voluntarily paused development of ARD-201, including the POWER trial and the planned STRENGTH trial, based on reversible cardiac observations in a healthy volunteer study of ARD-101, the trading price of our common stock declined significantly, closing at $12.49 per share prior to the announcement on February 27, 2026 and then closing at $5.47 per share on March 2, 2026, the next trading day thereafter. Additionally, following our announcement after market close on October 22, 2026 that the FDA had lifted the clinical hold on our IND application for ARD-101 for the treatment of hyperphagia in PWS and our announcement before market open on October 23, 2026 reporting exploratory efficacy data from our previously terminated HERO and OLE trials, the trading price of our common stock further declined, closing at $3.95 per share on October 22, 2026, prior to the announcements, and then closing at $1.39 per share on October 23, 2026, the next trading day thereafter. In the past, companies that have experienced volatility and/or declines in the market price of their stock have been subject to securities class action litigation. Securities litigation (including the cost to defend against, and any potential adverse outcome resulting from any such proceeding) can be expensive, time-consuming, damage our reputation and divert our management’s and board of directors’ attention from other business concerns, which could adversely affect our business, operating results, prospects or financial condition.

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

On March 23, 2026, we filed a shelf Registration Statement on Form S-3 (File No. 333-294537) that became effective on April 3, 2026, which allows us to undertake various equity and debt offerings up to $400.0 million. In addition, on March 23, 2026, we entered into an Equity Distribution Agreement with the Agent, pursuant to which we may offer and sell from time to time through the Agent up to $150.0 million in shares of our common stock. As of September 30, 2026, we have not sold any shares of common stock under the ATM Facility.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity or equity-linked securities.

The 718,877 shares of our common stock that are subject to outstanding options under the 2017 Stock Plan, as amended, as of September 30, 2026 became eligible for sale in the public market after our IPO, to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of our common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of 5,710,444 shares of our outstanding common stock, or approximately 26.1% of our total outstanding common stock as of November 2, 2026, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the

Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could adversely affect the trading price of our common stock.

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

Our business is susceptible to general conditions in the global economy and in the global financial markets. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital and credit markets. A severe or prolonged economic downturn, including a recession or depression resulting from the political disruption, could result in a variety of risks to our business, including weakened demand for our current or future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential drugs, if approved. The ongoing conflict between Russia and Ukraine and sanctions against Russia are causing disruptions to global economic conditions. The ongoing conflicts in the Middle East, including the war in Iran and its surrounding regions, are also causing disruptions to global economic conditions. Further, in recent years the global equity markets in general have experienced extreme price and volume fluctuations, including as a result of economic uncertainty and increased interest rates, inflation, the government closure of Silicon Valley Bank and Signature Bank, and liquidity concerns at other financial institutions that may be unrelated to our operating performance. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and prospects, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

On February 12, 2025, our registration statement on Form S-1 (File No. 333-284440) for our IPO was declared effective by the SEC. As of September 30, 2026, we estimate that we have used all of the proceeds from our IPO, and such proceeds have been used for general corporate purposes, including to fund the clinical development of ARD-101 and our other clinical and preclinical activities, as well as operating expenses. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities, or to any of our affiliates.

(c) Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the quarter ended September 30, 2026, none of our officers or directors adopted or terminated any such trading arrangements.

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

AARDVARK THERAPEUTICS, INC.

Date: November 12, 2026	By:	/s/ Tien-Li Lee, M.D.
Tien-Li Lee, M.D.
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Nelson Sun
Nelson Sun
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)